Form 10QSB
period 2007-12-31
Healthplace CORP
filed 2008-04-09
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

|  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-148232

HEALTHPLACE CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	26-1559574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8264 Key Royal Cir #833
Naples, Florida	34119
(Address of principal executive offices)	(Zip Code)

(239) 206-4532
(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).     Yes |X|  No |   |

As of March 15, 2008, there were 2,430,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |  | No |X|

HEALTHPLACE CORPORATION

DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	14

Item 3.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 6.	Exhibits	19

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the period ended September 30, 2007 included in our Prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

PAGE

Balance Sheets as at December 31, 2007 (unaudited) and June 30, 2007	5

Statements of Operations for the three and six months ended December 31, 2007 and for the period from inception (March 16, 2007) to December 31, 2007 (unaudited)	6

Statement of Changes in Stockholder’s Equity for the period from inception (March 16, 2007) to December 31, 2007 (unaudited)	7

Statements of Cash Flows for the six months ended December 31, 2007 and for the period from inception (March 16, 2007) to December 31, 2007 (unaudited)	8

Notes to Financial Statements (unaudited)	9

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As at	As at
	December 31,	June 30,
	2007	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$21,951	$15,482

TOTAL ASSETS	$21,951	$15,482

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,085	$2,518

TOTAL LIABILITIES	6,085	2,518

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 (June 30, 2007 - 2,200,000) common shares	2,430	2,200
Capital in excess of par value	29,070	17,800
Deficit accumulated during the development stage	(15,634)	(7,036)
Total Stockholders' Equity	15,866	12,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,951	$15,482

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative
	Three Months	Six Months	From Inception
	Ended	Ended	(March 16, 2007) to
	December 31,	December 31,	December 31,
	2007	2007	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	12	95	114
General and administrative	3,679	8,503	15,520

Total Operating Expenses	3,691	8,598	15,634

Other Income (Expense)	-	-	-

Net Loss for the Period	$(3,691)	$(8,598)	$(15,634)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.002)	$(0.004)

Weighted average number of
common shares outstanding	2,245,495	2,222,623

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of March 16, 2007 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007	2,200,000	$2,200	$17,800	$(7,036)	$12,964

Common shares issued to independent investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the period	-	-	-	(8,598)	(8,598)

Balance – December 31, 2007 (unaudited)	2,430,000	$2,430	$29,070	$(15,634)	$15,866

-The accompanying notes are an integral part of these financial statements –

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

		Cumulative
	Six Months	From Inception
	Ended	(March 16, 2007) to
	December 31,	December 31,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,598)	$(15,634)

Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	3,567	6,085
Net Cash Used in Operating Activities	(5,031)	(9,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	11,500	31,500
Net Cash Provided by Financing Activities	11,500	31,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,469	21,951

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,951	$21,951

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthplace Corporation (the “Company”) was incorporated on March 16, 2007 in the State of Nevada, U.S.A.  It is based in Naples, Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is a developmental stage company and is a web based service provider in the business of offering an online service where health practitioners (chiropractor, dentist, message therapist, occupational therapist, counselors, etc.) can access and purchase products and services to improve their work and home lives.  Books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $21,951 in cash and cash equivalents at December 31, 2007.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the US dollar at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to December 31, 2007.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the period ended December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the period ended December 31, 2007.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of internet sales income and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at December 31, 2007.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

(Unaudited)

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through December 31, 2007 of $15,634 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $5,300 were offset by the valuation allowance, which increased by approximately $2,900 during the period ended December 31, 2007.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2007, the Company has a loss from operations of $8,598, an accumulated deficit of $15,634, and working capital of $15,866 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.  PLAN OF OPERATION

Healthplace is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a web based business offering an online service where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.)  access products and services to improve their work and home lives.  Books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners.  The Healthplace website will be a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user friendly website whereby suppliers will purchase advertising within their area of expertise and customers of those services will be able to search for a health practitioner.

We will start operations by contracting out the development of the website, provided we have raised a sufficient amount from our Offering before we will consider the financing to be sufficient to hire a developer and begin development of the website.

Below we have provided a chart that demonstrates how we intend to use the proceeds in the event we do not raise the entire $100,000 we are seeking from our Offering. As indicated in the chart, the number of servers we can buy, the amount of marketing services and initial inventory we can purchase depends upon the amount of capital we are able to raise from our Offering.

If we raise only $50,000 or 50% of our Offering, we estimate that this would provide enough capital to purchase one computer server, marketing services and inventory to begin the site.

If we raise $100,000 or 100% of our Offering, we estimate that we would have enough funds to purchase three computer servers and have additional funds to invest in further advertising avenues.

Here's how we intend to allocate the capital raised from our Offering if we raise 50% or 100% of the funds we are seeking:

Expenditure Item	50%	100%
Computer Servers	3,000	10,000
Web Development	15,000	15,000
Advertising & Promotion	9,500	40,000
Initial Inventory	5,000	10,000
Professional Fees	15,000	15,000
Office and Miscellaneous Expenses	2,500	10,000
Total	$50,000	$100,000

During the first year of operations, the 12 month period from the date of this Quarterly report, Healthplace will concentrate on finding the required investment capital, apply to get its common stock listed on a national exchange, develop its website, find advertisers, and market our goods and services

It is our intention to raise the entire $100,000 as permitted under our Offering. We have prepared the above chart based on the assumption that the ideal amount required in order to develop the business over the course of the next 12 months is $100,000 or 100% of this Offering. The chart also demonstrates how we intend to use the proceeds should we raise only $50,000 (50%) of this Offering.

However, in order to more fully develop our business plan, we feel that we will require $100,000 or 100% of our Offering in order to pursue further advertising avenues to achieve growth beyond our immediate and approachable network of health practitioners.

It is anticipated that it will take the first six months of the first year, following commencement, in order to complete our offering, at which time we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our Offering.

Upon raising sufficient funds, we will purchase one computer server and contract out the development of the website.

Once we have completed development of the website we will begin to source health practitioners.  We will advertise for them through trade magazines and source other industry related websites and approach them to engage in co-marketing agreements. Once we achieve a minimum of 10 health practitioners in a local market we will release the website as a live interactive platform.  We will work on two geographical markets at one time.  We will not purchase a computer server or begin development of the website until after the close of our Offering.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors. While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Healthplace.

During the first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we only have enough cash on hand to cover the general operating costs for the next 12 months, fund the completion of our offering and apply for an exchange listing.

To meet its needs for cash the Company is attempting to raise money from our Offering. We cannot guarantee that we will be able to raise enough money through our Offering to stay in business. If we do not raise all of the money we need from our Offering to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders.

If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

We have no plans to undertake any product research and development during the next 12 months.

Description of Expenditures

The following chart details our budget for expenditures for the twelve month period. It is based on the assumption that we will raise the entire $100,000 or 100% of the funds that we seek from our Offering.

Expenditure Item
Computer Servers	10,000
Web Development	15,000
Advertising & Promotion	40,000
Initial Inventory	10,000
Professional Fees	15,000
Office and Miscellaneous Expenses	10,000
Total	$100,000

The above expenditures are defined as follows:

Computer Servers: This item refers to the amount of money that we will spend on the actual purchase of three computer servers including set-up.

Website Development: This item refers to the fees that will be paid to the software/web developer to develop the website and all the functionality necessary to sell our products and services and allow users to utilize the forum.

Advertising and Promotion: This item refers to the cost of advertising our services using trade magazines, purchasing online ads visited by health practitioners and source other industry related websites and approach them to engage in co-marketing agreements.   This item also refers to focus group testing with practitioners prior to website launch.

Initial Inventory: This item refers to an initial inventory of CD’s, books, clothing and accessories for the retail sales portion of the website.

Professional Fees: This item refers to all legal services and accounting fees that will be incurred by the company.

Office and Miscellaneous Expenses: These are the costs of operating our offices including telephone services, mail, stationary, accounting, acquisition of office equipment and supplies, bank service fees and charges, and other miscellaneous expenses associated with running our office.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover the general operating costs for the next 12 months and fund the completion of our offering.

To meet our needs for cash we are attempting to raise money from our offering.  We cannot guarantee that we will be able to raise enough money through our offering to stay in business.  If we do not raise all of the money we need from our offering to proceed with the implementation of our business plan, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from either our officers or other persons.  Equity financing could result in additional dilution to existing shareholders.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Healthplace.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful the money raised will be applied to the items set forth in this plan of operations.

Our directors have agreed to advance funds as needed until the public offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.   From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended December 31, 2007 reported no revenues and a net loss of $15,634.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Rich Patterson, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 6. EXHIBITS

(a)

Exhibits.

31.1/31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1/32.2

Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHPLACE CORPORATION

Dated:  April 8, 2008

By:/s/ Richard Patterson

Richard Patterson
President, Chief Executive, Financial and
Accounting Officer