Form 10QSB/A
period 2007-12-31
Healthplace CORP
filed 2008-05-08
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY PARAGRAPH

The Company is filing this amended 10QSB solely for the purpose of updating its Certification under Exhibit 32.

ITEM 6. EXHIBITS

(a)

Exhibits.

31.1/31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer (Previously Filed)

32.1/32.2

Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHPLACE CORPORATION

Dated:  May 2, 2008

By:/s/ Richard Patterson

Richard Patterson
President, Chief Executive, Financial and
Accounting Officer