Form 10QSB
period 2008-03-31
Healthplace CORP
filed 2008-05-08
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of April 30, 2008, there were 2,430,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |  | No |X|

HEALTHPLACE CORPORATION

MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	14

Item 3.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 6.	Exhibits	18

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the period ended September 30, 2007 included in our Prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2008.

PAGE

Balance Sheets as at March 31, 2008 (unaudited) and June 30, 2007	5

Statements of Operations for the three and nine months ended March 31, 2008 and for the period from
inception (March 16, 2007) to March 31, 2008 (unaudited)	6

Statement of Changes in Stockholder’s Equity for the period from inception (March 16, 2007) to
March 31, 2008 (unaudited)	7

Statements of Cash Flows for the nine months ended March 31, 2008 and for the period from inception
(March 16, 2007) to March 31, 2008 (unaudited)	8

Notes to Financial Statements (unaudited)	9

Healthplace Corporation

(A Development Stage Company)

Interim Balance Sheets

ASSETS

	As at	As at
	March 31,	June 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$21,880	$15,482

TOTAL ASSETS	$21,880	$15,482

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,385	$2,518

TOTAL LIABILITIES	9,385	2,518

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 (June 30, 2007 - 2,200,000) common shares	2,430	2,200
Capital in excess of par value	29,070	17,800
Deficit accumulated during the development stage	(19,005)	(7,036)
Total Stockholders' Equity	12,495	12,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,880	$15,482

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative
	Three Months	Nine Months	From Inception
	Ended	Ended	(March 16, 2007) to
	March 31,	March 31,	March 31,
	2008	2008	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,960	11,463	18,480
General and administrative	411	506	525

Total Operating Expenses	3,371	11,969	19,005

Other Income (Expense)	-	-	-

Net Loss for the Period	$(3,371)	$(11,969)	$(19,005)

PER SHARE DATA:

Basic and diluted loss per
common share	$0.001	$0.005

Weighted average number of
common shares outstanding	2,430,000	2,291,496

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of March 16, 2007 (Inception) to March 31, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007	2,200,000	$2,200	$17,800	$(7,036)	$12,964

Common shares issued to independent investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the period	-	-	-	(11,969)	(11,969)

Balance – March 31, 2008 (unaudited)	2,430,000	$2,430	$29,070	$(19,005)	$12,495

-The accompanying notes are an integral part of these financial statements –

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

		Cumulative
	Nine Months	From Inception
	Ended	(March 16, 2007) to
	March 31,	March 31,
	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,969)	$(19,005)

Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	6,867	9,385
Net Cash Used in Operating Activities	(5,102)	(9,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	11,500	31,500
Net Cash Provided by Financing Activities	11,500	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,398	21,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,880	$21,880

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $21,880 in cash and cash equivalents at March 31, 2008.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to March 31, 2008.

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the period ended March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the period ended March 31, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

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

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

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

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at March 31, 2008.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to independent investors. There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through March 31, 2008 of $19,005 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $6,500 were offset by the valuation allowance, which increased by approximately $4,100 during the period ended March 31, 2008.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2008, the Company has a loss from operations of $11,969, an accumulated deficit of $19,005, and working capital of $12,495 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2008.

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

During the first year of operations, the 12 month period from the date of this Quarterly report, Healthplace will concentrate on finding the required investment capital, apply to get its common stock listed on the over-the-counter bulletin board (OTCBB) , develop its website, find advertisers, and market our goods and services

It is our intention to raise the entire $100,000 as permitted under our Offering. We have prepared the above chart based on the assumption that the ideal amount required in order to develop the business over the course of the next 12 months is $100,000 or 100% of this Offering. The chart also demonstrates how we intend to use the proceeds should we raise only $50,000 (50%) of our Offering.

However, in order to more fully develop our business plan, we feel that we will require $100,000 or 100% of our Offering in order to pursue further advertising avenues to achieve growth beyond our immediate and approachable network of health practitioners.

It is anticipated that it will take the first six months of the first year, following commencement of the offering, in order to complete our offering, at which time we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our Offering.

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

To meet its needs for cash, the Company is attempting to raise money from our Offering. We cannot guarantee that we will be able to raise enough money through our Offering to stay in business. If we do not raise all of the money we need from our Offering to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders.

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

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.   From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended March 31, 2008 reported no revenues and a net loss of $19,005.

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