Form 10-K
period 2008-06-30
Healthplace CORP
filed 2008-09-29
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended June 30, 2008.

[  ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Commission File No. 333-148232

HEALTHPLACE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1559574
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

8264 Key Royal Cir, #833, Naples, FL  34119
(Address of principal executive offices)

Registrant’s telephone number, including area code: (239) 206-4532

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes  [X]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes

[  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ X] Yes

[ ]  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold. $11,500 (230,000 common shares sold @ $0.05 per share)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 15, 2008, the registrant had 2,430,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

5

ITEM 1.  BUSINESS

5

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

8

PART II

8

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  8

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

18

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

30

Item 9AT –Controls and Procedures

30

Item 9B. Other Information

31

PART III

31

Item 10. Directors, Executive Officers, and Corporate Governance.

31

Item 11.  Executive Compensation

33

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

34

Item 13 – Certain Relationships and Related Transactions, Director Independence

35

Item 14 – Principal Accountant Fees and Services

35

PART IV

36

Item 15 – Exhibits, Financial Statement Schedules

36

Signatures

37

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.  BUSINESS

Business Development

Healthplace Corporation was incorporated in the State of Nevada on March 16, 2007, and our fiscal year-end is June 30. The company's administrative offices are located at 8264 Key Royal Cir # 833, Naples, FL 34119, the telephone number is (239) 206-4532.

Healthplace Corporation has no revenues or active business operations, and has only limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and loans from our corporate officers and directors for funding.

Healthplace has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. Healthplace, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Healthplace Corporation is a web based service provider in the business of offering an online service where health practitioners (chiropractors, dentists, message therapists, occupational therapists, counselors, etc.) can access and purchase products and services to improve their work and home lives; including books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners.  The Healthplace website is a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user friendly website whereby practitioners will be able to communicate with each other via the online chat forum, and purchase a variety of the goods and services available to them.

Healthplace anticipates that it will take six months, following commencement, in order to  contract out development of the website, advertise for and to purchase advertising, source customers, source product offerings and build inventory.  We anticipate that website development will take approximately three months and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising and revenue from the sale of product by the end of this calendar year or in the first three months of next year..

Distribution Methods

We will offer our services to practitioners via our website www.yourhealthplace.net.

Status of Publicly Announced New Products or Services

Healthplace currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Healthplace's Position in the Industry

Healthplace intends to establish itself as a competitive company in an already existing online products, services and community building market. Healthplace’s main competitors will be classified and less specific websites such as craigslist.

Our strategic approach is to offer an online service where health practitioners (chiropractors, dentists, message therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives and also have the ability to communicate with each other via our online forum.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Healthplace will be selling ad space on our own website and selling Books, CDs and accessories for health practitioners from wholesalers.  We have not currently identified any of these wholesalers.

Dependence on one or a few major customers

Healthplace's business plan is dependent upon finding health practitioners from varied fields of practice located in North America.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services will result in the distribution of advertisements over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for offering advertising services on the internet.

Number of Employees

Healthplace has no employees. The officers and directors are donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues. We have no other employees, and do not foresee hiring any additional employees in the near future.

Reports to Security Holders

Healthplace will voluntarily make available an annual report including audited financials on Form 10-K  to security holders. Upon registration of the shares sold under this Prospectus, we will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Healthplace and filed with the SEC at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Healthplace's principal place of business and corporate offices are located at 8264 Key Royal Cir. #833, Naples, FL 34119, the telephone number is (239) 206-4532, for which we have entered into a Rental Agreement as of January 1, 2008.  The office is a home office in the principle residence of a friend of Lissette Valiente, for which we pay $200 a month rent.  This Agreement may be terminated by either party by written agreement at least one month prior to termination.  We have access to an office space of approximately 150 sq ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Healthplace does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market currently exists for shares of our common stock. Following completion of our Offering, we intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

Of the 2,430,000 shares of common stock outstanding as of September 15, 2008, 2,200,000 shares were owned by Mr. Patterson and Ms. Valiente and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of September 15, 2008, we have 2,430,000 Shares of $0.001 par value common stock issued and outstanding held by Seven (7) shareholders of record.

We currently do not have a transfer agent, for our common stock.

Dividends

There are no restrictions in Healthplace’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Healthplace would not be able to pay its debts as they become due in the usual course of business;
or
2.

Healthplace’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

		From	From
		Inception	Inception
	Year	(March 16,	(March 16,
	Ended	2007) to	2007) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Total expenses	$19,779	$7,036	$26,815
Operating revenue	-	-	-
Net loss from continuing operations	(19,779)	(7,036)	(26,815)
Cash raised by financing activities	11,500	20,000	31,500
Cash used in operating activities	(16,982)	(4,518)	(21,500)
Cash and cash equivalents on hand	10,000	15,482	10,000
Net loss per common share: Basic and Diluted	(0.01)	(0.01)	-
Weighted average number of common shares outstanding:
Basic and diluted	2,326,027	1,011,321	-
Cash dividends declared per common share	-	-	-

Property and equipment, net	-	-	-
Long-term debt	-	-	-
Stockholders’ equity	4,685	12,964	4,685

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $26,815 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the year ended June 30, 2008 and the period ended June 30, 2007, respectively.

                 Balance Sheet Data:

6/30/08

6/30/07

                 Cash

$  10,000

$  15,482

                 Total assets

$  10,000

$  15,482

                 Total liabilities

$    5,315

$    2,518

                 Stockholders' equity

$    4,685

$  12,964

Plan of Operation

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

We will start operations by contracting out the development of the website before we will consider the financing to be sufficient to hire a developer and begin development of the website.During the first year of operations, the 12 month period from the date of this report, Healthplace will concentrate on finding the required investment capital, apply to get its common stock listed on a national exchange, develop its website, find advertisers, and market our goods and services

Following completion of our Offering, we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our Offering.

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

If we do not raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders.

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

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended June 30, 2008 reported no revenues and a net loss of $26,815.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $26,815 from inception (March 16, 2007) to June 30, 2008. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at June 30, 2008, we had working capital of $4,685. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $10,000 and $15,482 in cash and cash equivalents at June 30, 2008 and 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

		From Inception
		(March 16,
	Year Ended	2007) to
	June 30,	June 30,
	2008	2007

Net loss	$(19,779)	$(7,036)

Weighted average common shares
outstanding (Basic)	2,326,027	1,011,321
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,326,027	1,011,321

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to June 30, 2008.

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

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HEALTHPLACE CORPORATION

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2008 and 2007

HEALTHPLACE CORPORATION

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MARCH 16, 2007 (INCEPTION) TO JUNE 30, 2008

Page(s)

Report of Independent Registered Public Accounting Firm

19

Balance Sheets at June 30, 2008 and 2007

20

Statements of Operations for the year ended June 30, 2008, from inception

(March 16, 2007) to June 30, 2007, and cumulative totals from inception

(March 16, 2007) to June 30, 2008

21

Statements of Stockholders' Equity for the period of March 16, 2007 (inception)

to June 30, 2008

22

Statements of Cash Flows for the year ended June 30, 2008, from inception

(March 16, 2007) to June 30, 2007, and cumulative totals from inception

(March 16, 2007 to June 30, 2008

23

Notes to Audited Financial Statements

24 - 28

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Healthplace Corporation;

Naples, Florida

We have audited the accompanying balance sheets of Healthplace Corporation as of June 30, 2008 and June 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and for the period March 16, 2007 (date of inception) through June 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended June 30, 2008 and for the period March 16, 2007 (date of inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 5 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA PA

Clearwater, Florida

September 26, 2008

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

As at June 30,

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$10,000	$15,482

TOTAL ASSETS	$10,000	$15,482

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,315	$2,518

TOTAL LIABILITIES	5,315	2,518

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 (June 30, 2007 - 2,200,000) common shares	2,430	2,200
Capital in excess of par value	29,070	17,800
Deficit accumulated during the development stage	(26,815)	(7,036)
Total Stockholders' Equity	4,685	12,964

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,000	$15,482

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statements of Operations

			Cumulative
	For the	From Inception	From Inception
	Year Ended	(March 16, 2007) to	(March 16, 2007) to
	June 30,	June 30,	June 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	17,863	7,018	24,881
General and administrative	1,916	18	1,934

Total Operating Expenses	19,779	7,036	26,815

Other Income (Expense)	-	-	-

Net Loss Applicable to
Common Shares	$(19,779)	$(7,036)	$(26,815)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,326,027	1,011,321

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period of March 16, 2007 (Inception) to June 30, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007	2,200,000	$2,200	$17,800	$(7,036)	$12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)

Balance – June 30, 2008	2,430,000	$2,430	$29,070	$(26,815)	$4,685

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
	For the	From Inception	From Inception
	Year Ended	(March 16, 2007) to	(March 16, 2007) to
	June 30,	June, 30	June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,779)	$(7,036)	$(26,815)

Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	2,797	2,518	5,315
Net Cash Used in Operating Activities	(16,982)	(4,518)	(21,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	11,500	20,000	31,500
Net Cash Provided by Financing Activities	11,500	20,000	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,482)	15,482	10,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,482	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,000	$15,482	$10,000

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2008 and 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $10,000 and $15,482 in cash and cash equivalents at June 30, 2008 and 2007, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

		From Inception
		(March 16,
	Year Ended	2007) to
	June 30,	June 30,
	2008	2007

Net loss	$(19,779)	$(7,036)

Weighted average common shares
outstanding (Basic)	2,326,027	1,011,321
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,326,027	1,011,321

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to June 30, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2008 and 2007

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

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2008 and 2007

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at June 30, 2008 (2,200,000 at June 30, 2007).  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to unaffiliated investors. There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through June 30, 2008 of $26,815 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $9,000 were offset by the valuation allowance, which increased by approximately $6,600 and $2,400 during the year ended June 30, 2008 and the period ended June 30, 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2008, the Company has a loss from operations of $19,779, an accumulated deficit of $26,815, and working capital of $4,685 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2009.

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

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.  Not applicable.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2008 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material affect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors are elected by the stockholders to a term of one year and serve until their successor is elected and qualified.  Officers are elected by the Board of Directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)

Rich Patterson	37	President, Chief Executive Officer (CEO),
8264 Key Royal Cir # 833		Chief Financial Officer (CFO), Treasurer,
Naples, FL 34119		and Director

Lissette Valiente	39	Secretary and Director
8264 Key Royal Cir # 833
Naples, FL 34119

Rich Patterson has held the positions of president, CEO, CFO, treasurer, and Director since March 16, 2007 and Lissette Valiente has held the position of secretary and director since May 25, 2007. The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors set forth herein are our only officers, directors, promoters and control persons, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Background Information about Our Officers and Directors

Rich Patterson

From April 1999 Mr. Patterson has been President of Patterson Brands & Rewards, Vancouver, British Columbia. Patterson Brands is in the business of distributing branded corporate gifts and apparel.  Within Mr. Patterson’s duties to Patterson Brands he is responsible for business development, accounting, finance and budgeting, as well as payroll.  Prior to Patterson Brands Mr. Patterson worked as a marketing manager for Roots Canada Ltd. From 1996 to 1999.  Prior to 1996 Mr. Patterson worked in various public relations roles with the provincial and federal governments.

Lissette Valiente

Ms. Valiente recently graduated from Miami Dade Community College - Medical Campus, in Miami, FL.  She obtained an Associate Science Diploma, as a Registered Nurse (RN).

From 2001 – present, Ms. Valiente has been employed by Palm Springs General Hospital, in Hialeah, FL.  From 2005 – present, she has been working as a Licenced Practitioner Nurse (LPN), and previous to this (2001-2005) she worked as a Pharmacy Technician.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees is party to any employment agreements.

---------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total

Richard Patterson	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lissette Valiente	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Nuimber of Securities Underlying Unexersied Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercisaed Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard Patterson	0	0	0	0	0	0	0	0	0
Lissette Valiente	0	0	0	0	0	0	0	0	0

EXECUTIVE COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Richard Patterson	0	0	0	0	0	0	0
Lissette Valiente	0	0	0	0	0	0	0

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership

Rich Patterson	1,700,000	70.0%
8264 Key Royal Cir #833
Naples, FL 34119

Lissette Valiente	500,000	20.5%
8264 Key Royal Cir # 833
Naples, FL 34119

All Officers and Directors	2,200,000	90.5%
as a Group (2 people)

The percent of class is based on 2,430,000 shares of common stock issued and outstanding as of September 15, 2008.

Item 13 – Certain Relationships and Related Transactions, Director Independence

We received our initial funding of $20,000 through the sale of common stock to our officers and directors.  Richard Patterson purchased 400,000 shares of our common stock at $0.005 per share on March 17, 2007 for $2,000 and 1,300,000 shares at $0.01 per share on May 25, 2007 for $13,000.  Lissette Valiente purchased 500,000 shares of our common stock at $0.01 on May 25, 2007 for $5,000.  These securities were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933. The 2,200,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

Item 14 – Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008:

$ 9,000

2007:

$ 4,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2008:

$ 0.00

2007:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2008:

$ 0.00

Nature of Services: None (see note below)

2007:

$ 0.00

Nature of Services: None (see note below)

Preparation of the Company’s corporate tax return for the fiscal year ended June 30, 2008 and 2007 is currently underway.

All Other Fees:

2008:

$ 0.00

2007:

$ 0.00

 (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

14

Code of Ethics

31.1

Rule 13a-14(a)/15d-14(a) Certification

31.2

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

(1)

Filed with the Securities and Exchange Commission on December 21, 2007 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-148232 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2008

Healthplace Corporation

By:

/s/ Richard Patterson

______________________________

Richard Patterson, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

September 29, 2008

By:

/s/ Richard Patterson

_______________________________

Richard Patterson, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

September 29, 2008

By:

/s/ Lissette Valiente

_______________________________

Lissette Valiente, Secretary and member of

the Board of Directors