Form 10-Q
period 2008-09-30
Healthplace CORP
filed 2008-11-12
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-148232

HEALTHPLACE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	26-1559574
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

8264 Key Royal Cir., #833, Naples, FL  34119

(Address of principal executive offices)

(239) 206-4532
(Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 1, 2008 there were 2,430,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

HEALTHPLACE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As at	As at
	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$6,758	$10,000

TOTAL ASSETS	$6,758	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,270	$5,315

TOTAL LIABILITIES	6,270	5,315

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 common shares	2,430	2,430
Capital in excess of par value	29,070	29,070
Deficit accumulated during the development stage	(31,012)	(26,815)
Total Stockholders' Equity	488	4,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,758	$10,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Interim Statements of Operation

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Three Months Ended September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,420	4,824	28,300
General and administrative	777	83	2,712

Total Operating Expenses	4,197	4,907	31,012

Other Income (Expense)	-	-	-

Net Loss Applicable to
Common Shares	$(4,197)	$(4,907)	$(31,012)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,430,000	2,200,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the Period of March 16, 2007 (Inception) to September 30, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007 (Audited)	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)

Balance – June 30, 2008 (Audited)	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the period	-	-	-	(4,197)	(4,197)

Balance – September 30, 2008 (Unaudited)	2,430,000	$2,430	29,070	(31,012)	488

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Three Months Ended September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,197)	$(4,907)	$(31,012)

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	-	(594)	-
Increase in accounts payable and accrued liabilities	955	482	6,270
Net Cash Used in Operating Activities	(3,242)	(5,019)	(24,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	31,500
Net Cash Provided by Financing Activities	-	-	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,242)	(5,019)	6,758

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,000	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,758	$10,463	$6,758

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $6,758 and $10,000 in cash and cash equivalents at September 30, 2008 and June 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2008

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2008	2007

Net loss	$(4,197)	$(4,907)

Weighted average common shares	2,430,000	2,200,00
outstanding (Basic)
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,430,000	2,200,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to September 30, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2008

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

Notes to Interim Financial Statements

September 30, 2008

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

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2008

(Unaudited)

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at September 30, 2008.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to unaffiliated investors. There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through September 30, 2008 of $31,012 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $10,500 were offset by the valuation allowance, which increased by approximately $1,500 and $1,600 during the three months ended September 30, 2008 and 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2008, the Company has a loss from operations of $4,197, an accumulated deficit of $31,012, and working capital of $488 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $31,012 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the period ended September 30, 2008.

                 Balance Sheet Data:

9/30/08

                 Cash

$  6,758

                 Total assets

$  6,758

                 Total liabilities

$  6,270

                 Stockholders' equity

$     488

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Our auditors have issued a going concern opinion, on our June 30, 2008 audited financial statements, as filed in our form 10-K (refer to note 5) on September 29, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of products and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

We will start operations by contracting out the development of the website before we will consider the financing to be sufficient to hire a developer and begin development of the website. During the first year of operations, Healthplace will concentrate on finding the required investment capital, develop its website, find advertisers, and market our goods and services

Following completion of our Offering, we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months from the date of this report and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following completion of our Offering.

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

At present, we do not have enough cash on hand to cover the general operating costs for the next 12 months. The majority of our cash on hand will be used to fund the completion of our offering and apply for an exchange listing.

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

At present, we do not have enough cash on hand to cover the general operating costs for the next 12 months. The majority of our cash on hand will be used to fund the completion of our offering.

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

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended Septeber 30, 2008 reported no revenues and a net loss of $31,012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Richard Patterson, our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of September 30, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-148232, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHPLACE CORPORATION
(Registrant)
November 13th, 2008
_____________________________	BY:	/s/ Richard Patterson
Date
Richard Patterson
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors