Form 10-Q
period 2008-12-31
Healthplace CORP
filed 2009-02-12
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February 1, 2009 there were 2,430,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended December 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

HEALTHPLACE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Unaudited)

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As at	As at
	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$2,192	$10,000

TOTAL ASSETS	$2,192	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,920	$5,315

TOTAL LIABILITIES	6,920	5,315

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 common shares	2,430	2,430
Capital in excess of par value	29,070	29,070
Deficit accumulated during the development stage	(36,228)	(26,815)
Total Stockholders' Equity (Deficit)	(4,728)	4,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,192	$10,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Interim Statements of Operation

(Unaudited)

					Cumulative
					From Inception
					(March 16, 2007) to
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,470	3,679	7,890	8,503	32,771
General and administrative	745	12	1,523	95	3,457

Total Operating Expenses	5,215	3,691	9,413	8,598	36,228

Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to
Common Shares	$(5,215)	$(3,691)	$(9,413)	$(8,598)	$(36,228)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,430,000	2,245,495	2,430,000	2,222,623

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of March 16, 2007 (Inception) to December 31, 2008

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007 (Audited)	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)

Balance – June 30, 2008 (Audited)	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the period	-	-	-	(9,413)	(9,413)

Balance – December 31, 2008 (Unaudited)	2,430,000	$2,430	$29,070	$(36,228)	$(4,728)

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Six Months Ended December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,413)	$(8,598)	$(36,228)

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	-	-	-
Increase in accounts payable and accrued liabilities	1,605	3,567	6,920
Net Cash Used in Operating Activities	(7,808)	(5,031)	(29,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	11,500	31,500
Net Cash Provided by Financing Activities	-	11,500	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,808)	6,469	2,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,000	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,192	$21,951	$2,192

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,192 and $10,000 in cash and cash equivalents at December 31, 2008 and June 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net loss	$(5,215)	$(3,691)	$(9,413)	$(8,598)

Weighted average common shares	2,430,000	2,245,495	2,430,000	2,222,623
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	2,430,000	2,245,495	2,430,000	2,222,623

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to December 31, 2008.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

(Unaudited)

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at December 31, 2008.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to unaffiliated investors. There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through December 31, 2008 of $36,228 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $12,300 were offset by the valuation allowance, which increased by approximately $3,300 and $2,900 during the six months ended December 31, 2008 and 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2008, the Company has a loss from operations of $9,413, an accumulated deficit of $36,228, and working capital deficiency of $4,728 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $36,228 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the period ended December 31, 2008.

                 Balance Sheet Data:

12/31/08

                 Cash

$  2,192

                 Total assets

$  2,192

                 Total liabilities

$  6,920

                 Stockholders' deficit

$ (4,728)

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

Healthplace is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a web based business offering an online service where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives.  Books, CDs, clothing, and accessories will be geared to the concerns and issues of these practitioners.  The Healthplace website will be a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user-friendly website, whereby suppliers will purchase advertising within their area of expertise and customers of those services will be able to search for a health practitioner.

We will start operations by contracting out the development of the website before we will consider the financing to be sufficient to hire a developer and begin development of the website.  During the first year of operations, the 12 month period from the date of this report, Healthplace will concentrate on finding the required investment capital, develop its website, find advertisers, and market our goods and services

We have amended our original registration document to allow for additional time to complete our Offering.  Following completion of our Offering, we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months, and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our extended Offering.

Upon raising sufficient funds, we will purchase one computer server and contract out the development of the website.

Once we have completed development of the website, we will begin to source health practitioners.  We will advertise for them through trade magazines and source other industry related websites, and approach them to engage in co-marketing agreements. Once we achieve a minimum of 10 health practitioners in a local market, we will release the website as a live interactive platform.  We will work on two geographical markets at one time.  We will not purchase a computer server or begin development of the website until after the close of our extended Offering.

In the event that we are unable to raise sufficient funds from our extended Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors. While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Healthplace.

During the first year of operations, our officers and directors will also provide their labor at no charge. We do not anticipate hiring any staff during the first 12 months of operation.

The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we do not have enough cash on hand to cover the general operating costs for the next 12 months. The majority of our cash on hand will be used to fund the completion of our extended Offering.

If we do not raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders.

If we are unable to meet our needs for cash from either the money that we raise from our extended Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

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

At present, we do not have enough cash on hand to cover the general operating costs for the next 12 months. The majority of our cash on hand will be used to fund the completion of our extended Offering.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Healthplace.  During the next year of operations, our officers and directors will also provide their labor at no charge.

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

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our extended Offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful the money raised will be applied to the items set forth in this plan of operations.

Our directors have agreed to advance funds as needed until the public offering is completed or failed.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended December 31, 2008 reported no revenues and a net loss of $36,228.

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

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our principal financial officer used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our principal financial officer concluded that our company’s internal control over financial reporting was effective, as of December 31, 2008, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our principle financial officer concluded that there were no material weaknesses in our internal controls and procedures.

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

Exhibit

Number

Description

Rule 13a-14(a)/15d-14a(a) Certifications

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHPLACE CORPORATION
(Registrant)
February 6, 2009
_____________________________	BY:	/s/ Richard Patterson
Date
Richard Patterson
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors