Form 10-Q
period 2009-03-31
Healthplace CORP
filed 2009-05-15
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(239) 206-4532
(Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X] Not required

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at May 10, 2009 there were 2,430,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2008, included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended March 31, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2009.

HEALTHPLACE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$1,128	$10,000

TOTAL ASSETS	$1,128	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,074	$5,315

TOTAL LIABILITIES	11,074	5,315

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 common shares	2,430	2,430
Capital in excess of par value	29,070	29,070
Deficit accumulated during the development stage	(41,446)	(26,815)
Total Stockholders' Equity (Deficit)	(9,946)	4,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,128	$10,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Interim Statements of Operations

(Unaudited)

					Cumulative
					From Inception
					(March 16, 2007) to
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,320	2,960	12,210	11,463	37,090
General and administrative	899	411	2,421	506	4,356

Total Operating Expenses	5,219	3,371	14,631	11,969	41,446

Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to
Common Shares	$(5,219)	$(3,371)	$(14,631)	$(11,969)	$(41,446)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,430,000	2,430,000	2,430,000	2,291,496

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of March 16, 2007 (Inception) to March 31, 2009

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007 (Audited)	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)

Balance – June 30, 2008 (Audited)	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the period	-	-	-	(14,631)	(14,631)

Balance – March 31, 2009 (Unaudited)	2,430,000	$2,430	$29,070	$(41,446)	$(9,946)

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Nine Months Ended March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,631)	$(11,969)	$(41,446)

Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	5,759	6,867	11,074
Net Cash Used in Operating Activities	(8,872)	(5,102)	(30,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	11,500	31,500
Net Cash Provided by Financing Activities	-	11,500	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,872)	6,398	1,128

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,000	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,128	$21,880	$1,128

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,128 and $10,000 in cash and cash equivalents at March 31, 2009 and June 30, 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net loss	$(5,219)	$(3,371)	$(14,631)	$(11,969)

Weighted average common shares	2,430,000	2,430,000	2,430,000	2,291,496
outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	2,430,000	2,430,000	2,430,000	2,291,496

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to March 31, 2009.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

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

March 31, 2009

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

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

(Unaudited)

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

Since inception (March 16, 2007), the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at March 31, 2009.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to unaffiliated investors. There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from March 16, 2007 (date of inception) through March 31, 2009 of $41,446 will begin to expire in 2027. Accordingly, deferred tax assets of approximately $14,500 were offset by the valuation allowance, which increased by approximately $5,500 and $4,100 during the nine months ended March 31, 2009 and 2008, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2009, the Company has a loss from operations of $14,631, an accumulated deficit of $41,446, and working capital deficiency of $9,946 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $41,446 in expenses through March 31, 2009.

The following table provides selected financial data about our company for the period ended March 31, 2009.

                 Balance Sheet Data:

03/31/09

                 Cash

$    1,128

                 Total assets

$    1,128

                 Total liabilities

$  11,074

                 Stockholders' deficit

$   (9,946)

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

Our auditors have issued a going concern opinion, on our June 30, 2008, audited financial statements, as filed in our form 10-K (refer to note 5) on September 29, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of products and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

Healthplace is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a web-based business offering an online service where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives.  Books, CDs, clothing, and accessories will be geared to the concerns and issues of these practitioners.  The Healthplace website will be a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user-friendly website, whereby suppliers will purchase advertising within their area of expertise and customers of those services will be able to search for a health practitioner.

We will start operations by contracting out the development of the website, before we will consider financing to be sufficient to hire a developer and begin further development of the website.  During the first year of operations, the 12 month period from the date of this report, Healthplace will concentrate on finding the required investment capital, develop its website, find advertisers, and market our goods and services

We have amended our original registration document to allow for additional time to complete our Offering.  Following completion of our Offering, we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three months, and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following commencement of our extended Offering.

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

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007, we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended March 31, 2009, reported no revenues and a net loss of $41,446.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Richard Patterson, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

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
May 15, 2009
_____________________________	BY:	/s/ Richard Patterson
Date
Richard Patterson
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors