Form 10-K
period 2009-06-30
Healthplace CORP
filed 2009-10-01
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: June 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-148232

HEALTHPLACE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	26-1559574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5616 Marigold Way, Ste 303, Naples, FL	34109
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:  (239) 206-4532

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No o

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interacti8ve Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☐   No ☒ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of September 15, 2009, there were 3,038,000 shares of the Registrant's common stock, par value $0.001, issued and outstanding.  Of these, 838,000 shares are held by non-affiliates of the Registrant.  The market value of securities held by non-affiliates is $0.00 as our stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.  PROPERTIES

6

ITEM 3.  LEGAL PROCEEDINGS

7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

7

PART II

7

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6.  SELECTED FINANCIAL DATA

8

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE  26

ITEM 9A[T].  CONTROLS AND PROCEDURES

26

ITEM 9B.  OTHER INFORMATION

27

PART III

27

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

27

ITEM 11.  EXECUTIVE COMPENSATION

30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  31

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

32

PART IV

33

ITEM 15.   EXHIBITS

33

Signatures

34

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues, and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Description of Business.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  BUSINESS

Business Development

Healthplace Corporation was incorporated in the State of Nevada on March 16, 2007, and our fiscal year-end is June 30. The company's administrative offices are located at 5616 Marigold Way, Ste 303, Naples, FL 34109, the telephone number is (239) 206-4532.

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

Principal Products, Services and Their Markets

Healthplace Corporation is a web based service provider in the business of offering an online service where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) can access and purchase products and services to improve their work and home lives; including books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners.  The Healthplace website is a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user friendly website, whereby practitioners will be able to communicate with each other via the online chat forum, and purchase a variety of the goods and services available to them.

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

Our strategic approach is to offer an online service where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives, and also have the ability to communicate with each other via our online forum.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Healthplace will be selling ad space on our own website and selling books, CDs and accessories from wholesalers for health practitioners.  We have not currently identified any of these wholesalers.

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

Reports to Security Holders

Healthplace will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We file all necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Healthplace's principal place of business and corporate offices are located at 5616 Marigold Way, Ste 303, Naples, FL 34109, the telephone number is (239) 206-4532, for which we have entered into a Rental Agreement as of January 1, 2008.  The office is a home office in the principle residence of a friend of Lissette Valiente, for which we pay $200 a month rent.  This Agreement may be terminated by either party by written agreement at least one month prior to termination.  We have access to an office space of approximately 150 sq ft. that includes computer equipment, fax machine and internet access.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Healthplace does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market currently exists for shares of our common stock. Now that we have completed our initial Offering, we intend to contact a market maker to file an application on our behalf to have our common stock listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”).

Of the 3,038,000 shares of common stock outstanding as of September 15, 2009, 2,200,000 shares were owned by Mr. Patterson and Ms. Valiente and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Holders

As of September 15, 2009, we have 3,038,000 Shares of $0.001 par value common stock issued and outstanding held by thirty-eight (38) shareholders of record.

Transfer Agent

We currently use Signature Stock Transfer Inc., for our common stock.  Signature is located at 2632 Coachlight Court, Plano, TX 75093.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our Board and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

Proceeds from Registered Securities

On March 12, 2009, a post effective amendment on Form S-1 to our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission (the “SEC”) (SEC file no. 333-148232) extending our initial public offering until August 13, 2009, (as approved by the Board of Directors). On August 13, 2009 the sale under this Form S-1 of 608,000 common shares at a price of $0.05 per share for an aggregate of $30,400 was completed and the offering was closed. There was no underwriter involved in this public offering.  We will use these funds as working capital for development of our business plan as explained in further detail in our plan of operation under Item 7, office and administrative expenses and professional fee payments to third parties.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $43,651 in expenses through June 30, 2009.

The following table provides selected financial data about our company for the year ended June 30, 2009, and the period ended June 30, 2008, respectively.

                 Balance Sheet Data:

6/30/09

6/30/08

                 Cash

$    1,042

$  10,000

                 Total assets

$    1,042

$  10,000

                 Total liabilities

$  13,193

$    5,315

                 Stockholders' equity (deficit)  $(12,151)

$    4,685

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

Healthplace is a development stage company that has no active operations, no revenue, no financial backing and limited assets.  Our plan is to develop a web based business offering an online service, where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners.  The Healthplace website, www.yourhealthplace.net, will be a forum for practitioners to meet online and share ideas. We will accomplish this goal by creating a user-friendly website, whereby suppliers will purchase advertising within their area of expertise, and customers of those services will be able to search for a health practitioner.

We will start operations by contracting out the development of the website, hiring a developer and beginning development of the website material. During the first year of operations, the 12 month period from the date of this report, Healthplace will concentrate on applying to get its common stock quoted on the OTCBB, develop its website, find advertisers, and market our goods and services

As we have completed our initial Offering, we will contract out development of the website, advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three to six months and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following the date of this report.

Once we have completed development of the website, we will begin to source health practitioners.  We will advertise for them through trade magazines, source other industry related websites and approach the practitioners to engage in co-marketing agreements. Once we achieve a minimum of 10 health practitioners in a local market, we will release the website as a live interactive platform.  We will work on two geographical markets at one time.

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

Liquidity and Capital Resources

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  On August 13, 2009, we raised $30,400 from our post-effective amendment on Form S-1,  from the sale of 608,000 shares to 32 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended June 30, 2009, reported no revenues and a net loss of $43,651.

Limited Operating History; Need for Additional Capital

The report of our auditors on our audited financial statements for the fiscal year ended June 30, 2009, contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on sales of equity securities to conduct operations.   Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

At present, we only have enough cash on hand to cover website development and general operating costs for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Healthplace.  During the first year of operations, commencing from the date of this report, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raised from our offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEALTHPLACE CORPORATION

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

HEALTHPLACE CORPORATION

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF MARCH 16, 2007 (INCEPTION) TO JUNE 30, 2009

Page(s)

Report of Independent Registered Public Accounting Firm

14

Balance Sheets as of June 30, 2009 and 2008

15

Statements of Operation for the year ended June 30, 2009 and 2008, and cumulative totals from inception (March 16, 2007) to June 30, 2009

16

Statement of Stockholders' Equity (Deficit) for the period of March 16, 2007 (inception)

to June 30, 2009

17

Statements of Cash Flows for the year ended June 30, 2009 and 2008, and cumulative totals from inception (March 16, 2007) to June 30, 2009

18

Notes to Audited Financial Statements

19

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Healthplace Corporation;

Naples, Florida

We have audited the accompanying balance sheets of Healthplace Corporation as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended June 30, 2009 and 2008 and for the period March 16, 2007 (date of inception) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years ended June 30, 2009 and 2008 and for the period March 16, 2007 (date of inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Randall N. Drake, CPA PA

Clearwater, Florida

October 1, 2009

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

As of June 30,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$1,042	$10,000

TOTAL ASSETS	$1,042	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,193	$5,315

TOTAL LIABILITIES	13,193	5,315

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
2,430,000 common shares	2,430	2,430
Capital in excess of par value	29,070	29,070
Deficit accumulated during the development stage	(43,651)	(26,815)
Total Stockholders' Equity (Deficit)	(12,151)	4,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,042	$10,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Statements of Operation

			Cumulative
			From Inception
			(March 16, 2007) to
	For the Year Ended June 30,		June 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	13,395	17,863	38,275
General and administrative	3,441	1,916	5,376

Total Operating Expenses	16,836	19,779	43,651

Net Loss Applicable to
Common Shares	$(16,836)	$(19,779)	$(43,651)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,430,000	2,326,027

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of March 16, 2007 (Inception) to June 30, 2009

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)

Balance - June 30, 2007	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)

Balance – June 30, 2008	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the year	-	-	-	(16,836)	(16,836)

Balance – June 30, 2009	2,430,000	$2,430	$29,070	$(43,651)	$(12,151)

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			From Inception
			(March 16, 2007) to
	For the Year Ended June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,836)	$(19,779)	$(43,651)

Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	7,878	2,797	13,193
Net Cash Used in Operating Activities	(8,958)	(16,982)	(30,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	11,500	31,500
Net Cash Provided by Financing Activities	-	11,500	31,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,958)	(5,482)	1,042

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,000	15,482	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,042	$10,000	$1,042

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthplace Corporation (the “Company”) was incorporated on March 16, 2007 in the State of Nevada, U.S.A.  It is based in Naples, Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is a developmental stage company and is a web based service provider in the business of offering an online service where health practitioners (chiropractor, dentist, massage therapist, occupational therapist, counselors, etc.) can access and purchase products and services to improve their work and home lives.  Books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,042 and $10,000 in cash and cash equivalents at June 30, 2009 2008, respectively.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2009	2008

Net loss applicable to Common Shares	$(16,836)	$(19,779)

Weighted average common shares	2,430,000	2,326,027
outstanding (Basic)
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,430,000	2,326,027

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to June 30, 2009.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Management does not believe that the pronouncement will have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  Management does not believe that the pronouncement will have any effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement had no impact on the Company’s financial position or results of operations.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of this pronouncement had no impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement had no impact on the Company’s financial position or results of operations.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

NOTE 3 -   CAPITAL STOCK (continued)

Share Issuance

Since inception (March 16, 2007) to June 30, 2009, the Company has issued 400,000, 1,800,000, and 230,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $31,500, being $2,430 for par value shares and $29,070 for capital in excess of par value.  There were 2,430,000 common shares issued and outstanding at June 30, 2009.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 230,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of development stage cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Development stage cost carryforwards generated during the period from March 16, 2007 (date of inception) through June 30, 2009 of $43,651 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $15,000 were offset by the valuation allowance, which increased by approximately $6,000 and $6,600 during the year ended June 30, 2009 and 2008, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2009, the Company has a loss from operations of $16,836, an accumulated deficit of $43,651, and working capital deficiency of $12,151 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2010.

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

Healthplace Corporation

(A Development Stage Company)

Notes to Audited Financial Statements

June 30, 2009 and 2008

NOTE 6 -

SUBSEQUENT EVENT

Subsequent to the year end, the Company has received subscriptions for 608,000 shares from non-affiliated investors at $0.05 per share for total proceeds of $30,400.  The Prospectus offering closed on August 13, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A[T].  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Rich Patterson, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Rich Patterson, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of June 30, 2009, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including Rich Patterson, our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The name, address, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Rich Patterson	38	President, Chief Executive Officer (CEO),
5616 Marigold Way, Ste 303		Chief Financial Officer (CFO), Treasurer,
Naples, FL 34109		and Director

Lissette Valiente	40	Secretary and Director
5616 Marigold Way, Ste 303
Naples, FL 34109

Rich Patterson has held the positions of president, CEO, CFO, treasurer, and Director since March 16, 2007, and Lissette Valiente has held the position of secretary and director since May 25, 2007. The persons named above are expected to hold their offices/positions until the next annual meeting of our stockholders. The officers and directors set forth herein are our only officers, directors, promoters and control persons, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

From 2001 – present, Ms. Valiente has been employed by Palm Springs General Hospital, in Hialeah, FL.  From 2005 – present, she has been working as a Licensed Practitioner Nurse (LPN), and previous to this (2001-2005) she worked as a Pharmacy Technician.

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

Employment Agreements

We have no formal employment agreements with any of our employees.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Our two directors are also our executive officers.  They are not independent directors.  We do not pay them for attending board meetings.  They are not reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

Code of Ethics

In 2008, we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our

Code of Ethics, please make written request to our President c/o Healthplace Corporation at 5616 Marigold Way, Ste 303, Naples, FL 34109.

ITEM 11.  EXECUTIVE COMPENSATION

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended June 30, 2009 and 2008  to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended June 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended June 30, 2009 that received annual compensation during the fiscal year ended June 30, 2009 in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Richard Patterson(1)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lissette Valiente(2)	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Richard Patterson has served as our President, Chief Executive Officer, and as a Director from March 16, 2007.

(2)

Lissette Valiente has served as our Secretary and Director from May 25, 2007.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended June 30, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Number of	Percentage of
Beneficial Ownership (2)	Shares	Ownership (1)

Rich Patterson	1,700,000	56.0%
8264 Key Royal Cir #833
Naples, FL 34119

Lissette Valiente	500,000	16.4%
8264 Key Royal Cir # 833
Naples, FL 34119

All Officers and Directors	2,200,000	72.4%
as a Group (2 people)

(1)

The percent of class is based on 3,038,000 shares of common stock issued and outstanding as of September 15, 2009.

(2)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We received our initial funding of $20,000 through the sale of common stock to our officers and directors.  Richard Patterson purchased 400,000 shares of our common stock at $0.005 per share on March 17, 200,7 for $2,000 and 1,300,000 shares at $0.01 per share on May 25, 2007 for

$13,000.  Lissette Valiente purchased 500,000 shares of our common stock at $0.01 on May 25, 2007, for $5,000.  These securities were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933. The 2,200,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009:

$ 8,000

2008:

$ 9,800

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:

$ 0.00

2008:

$ 0.00

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:

$ 0.00

2008:

$ 0.00

All Other Fees:

2009:

$ 0.00

2008:

$ 0.00

 (1)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(2)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.   EXHIBITS

The following exhibits are included with this filing:

Exhibit

Number

Description

3(i)

Articles of Incorporation (1)

3(ii)

Bylaws (1)

14

Code of Ethics (2)

31.1/31.2

Rule 13a-14(a)/15d-14(a) Certification (3)

32.1/32.2

Section 1350 Certification (3)

(1)

Filed with the Securities and Exchange Commission on December 21, 2007, as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form SB-2 (file no. 333-148232 which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on September 29, 2008, as an exhibit numbered as indicated above, to the Registrant’s annual report on Form 10-K (file no. 333-148232 which exhibit is incorporated herein by reference.

(3)

Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 1, 2009

Healthplace Corporation

By:

/s/ Richard Patterson

______________________________

Richard Patterson, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 1, 2009

By:

/s/ Richard Patterson

_______________________________

Richard Patterson, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

October 1, 2009

By:

/s/ Lissette Valiente

_______________________________

Lissette Valiente, Secretary and member of

the Board of Directors