Form 10-K/A
period 2009-06-30
Healthplace CORP
filed 2009-10-02
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

39

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

                  DIRECTOR INDEPENDENCE

We received our initial funding of $20,000 through the sale of common stock to our officers and directors.  Richard Patterson purchased 400,000 shares of our common stock at $0.005 per share on March 17, 2007, for $2,000 and 1,300,000 shares at $0.01 per share on May 25, 2007 for $13,000.  Lissette Valiente purchased 500,000 shares of our common stock at $0.01 on May 25, 2007, for $5,000.  These securities were issued in reliance upon the exemption contained in Section 4(2) of Securities Act of 1933. The 2,200,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

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

October 2, 2009

Healthplace Corporation

By:

/s/ Richard Patterson

______________________________

Richard Patterson, President (principal

executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 2, 2009

By:

/s/ Richard Patterson

_______________________________

Richard Patterson, President (principal

executive officer), Chief Financial Officer

(principal financial officer), Treasurer,

principal accounting officer and member of

the Board of Directors

October 2, 2009

By:

/s/ Lissette Valiente

_______________________________

Lissette Valiente, Secretary and member of

the Board of Directors