Form 10-Q
period 2009-09-30
Healthplace CORP
filed 2009-11-12
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at November 10, 2009 there were 3,038,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009, included in a Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on October 2, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended September 30, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

HEALTHPLACE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

HEALTHPLACE CORPORATION

(A Development Stage Company)

INDEX TO INERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF MARCH 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

Page(s)

Balance Sheets as of September 30, 2009 and June 30, 2009

5

Statements of Operation for the three months ended September 30, 2009 and 2008,

and cumulative totals from inception (March 16, 2007) to September 30, 2009

6

Statement of Changes in Stockholders' Equity (Deficit) for the period of March 16, 2007

(inception) to September 30, 2009

7

Statements of Cash Flows for the three months ended September 30, 2009 and 2008,

and cumulative totals from inception (March 16, 2007) to September 30, 2009

8

Notes to Interim Financial Statements

9

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$16,408	$1,042

TOTAL ASSETS	$16,408	$1,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,230	$13,193

TOTAL LIABILITIES	7,230	13,193

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
3,038,000 (2,430,000 – June 30, 2009) common shares	3,038	2,430
Capital in excess of par value	58,862	29,070
Deficit accumulated during the development stage	(52,722)	(43,651)
Total Stockholders' Equity (Deficit)	9,178	(12,151)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,408	$1,042

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Interim Statements of Operation

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Three Months Ended September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	8,508	3,420	46,783
General and administrative	563	777	5,939
Total Operating Expenses	9,071	4,197	52,722

Net Loss Applicable to
Common Shares	$(9,071)	$(4,197)	$(52,722)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,781,516	2,430,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of March 16, 2007 (Inception) to September 30, 2009

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)
Balance - June 30, 2007	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)
Balance – June 30, 2008	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the year	-	-	-	(16,836)	(16,836)
Balance – June 30, 2009	2,430,000	2,430	29,070	(43,651)	(12,151)

Common shares issued to unaffiliated investors
at $0.05 cash per share, August 13, 2009	608,000	608	29,792	-	30,400
Loss for the period (Unaudited)	-	-	-	(9,071)	(9,071)

Balance – September 30, 2009 (Unaudited)	3,038,000	$3,038	$58,862	$(52,722)	$9,178

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Three Months Ended September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,071)	$(4,197)	$(52,722)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(5,963)	955	7,230
Net Cash Used in Operating Activities	(15,034)	(3,242)	(45,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	30,400	-	61,900
Net Cash Provided by Financing Activities	30,400	-	61,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,366	(3,242)	16,408

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,042	10,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,408	$6,758	$16,408

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $16,408 and $1,042 in cash and cash equivalents at September 30, 2009 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2009	2008

Net loss applicable to Common Shares	$(9,071)	$(4,197)

Weighted average common shares
outstanding (Basic)	2,781,516	2,430,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,781,516	2,430,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to September 30, 2009.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2009

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with FASC Topic No. 605, “Revenue Recognition.”  Revenue will consist of internet sales income and will be recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists;

ii)

Delivery has occurred;

iii)

The fee is fixed or determinable; and

iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 16, 2007) to September 30, 2009, the Company has issued 400,000, 1,800,000, and 838,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $61,900, being $3,038 for par value shares and $58,862 for capital in excess of par value.  There were 3,038,000 common shares issued and outstanding at September 30, 2009.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 838,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of development stage cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Development stage cost carryforwards generated during the period from March 16, 2007 (date of inception) through September 30, 2009 of $52,722 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $18,000 were offset by the valuation allowance, which increased by approximately $3,000 and $1,500 during the three months ended September 30, 2009 and 2008, respectively.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2009

(Unaudited)

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2009, the Company has a loss from operations of $9,071, an accumulated deficit of $52,722, and working capital of $9,178 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2010.

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

NOTE 6 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 10, 2009 and determined there are no other events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $52,722 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the period ended September 30, 2009, and the year ended June 30, 2009, respectively.

                 Balance Sheet Data:

9/30/09

6/30/09

                 Cash

$  16,408

$    1,042

                 Total assets

$  16,408

$    1,042

                 Total liabilities

$    7,230

$  13,193

                 Stockholders' equity (deficit)  $    9,178

$ (12,151)

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

Our auditors have issued a going concern opinion, on our June 30, 2009, audited financial statements, as filed in our form 10-K/A (refer to note 5) on October 2, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of products and no sales are yet possible.  There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

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

We will start operations by contracting out the development of the website, hiring a developer and beginning development of the website material. During the first year of actual operations Healthplace will concentrate on applying to get its common stock quoted on the OTCBB, develop its website, find advertisers, and market our goods and services

As we have completed our initial offering, we will be contracting out development of the website, and advertise for and source customers to purchase advertising.  We anticipate that development of the website will take approximately three to six months from the beginning of operations, and sourcing customers will begin upon completion of the website. As such, we expect to generate revenues from advertising in the last two months of the first year following the date of this report.

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

Liquidity and Capital Resources

We received our initial funding of $20,000 through the sale of common stock to Rich Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  On August 13, 2009, we raised $30,400 from our post-effective amendment on Form S-1, from the sale of 608,000 shares to 32 unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended September 30, 2009, reported no revenues and a net loss of $52,722.

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

With the participation of Rich Patterson, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009, based on the COSO framework criteria.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
November 12, 2009
_____________________________	BY:	/s/ Richard Patterson
Date
Richard Patterson
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors