Form 10-Q
period 2009-12-31
Healthplace CORP
filed 2010-02-16
CIK 1421561

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As at February __, 2010 there were 3,038,000 common shares issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

The accompanying interim unaudited financial statements of Healthplace Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended June 30, 2009, included in a Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on October 2, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the period ended December 31, 2009, are not necessarily indicative of the operating results that may be expected for the full year ending June 30, 2010.

HEALTHPLACE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Unaudited)

HEALTHPLACE CORPORATION

(A Development Stage Company)

INDEX TO INERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF MARCH 16, 2007 (INCEPTION) TO DECEMBER 31, 2009

Page(s)

Balance Sheets as of December 31, 2009 and June 30, 2009

5

Interim Statements of Operation for the three and six months ended December 31, 2009 and

2008 , and cumulative totals from inception (March 16, 2007) to December 31, 2009

6

Interim Statement of Changes in Stockholders' Equity (Deficit) for the period of March 16, 2007

(inception) to December 31, 2009

7

Interim Statements of Cash Flows for the six months ended December 31, 2009 and 2008,

and cumulative totals from inception (March 16, 2007) to December 31, 2009

8

Notes to Interim Financial Statements

9

Healthplace Corporation

(A Development Stage Company)

Balance Sheets

ASSETS

	As of	As of
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$11,278	$1,042
Prepaid expenses	500	-

TOTAL ASSETS	$11,778	$1,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,916	$13,193

TOTAL LIABILITIES	7,916	13,193

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
3,038,000 (2,430,000 – June 30, 2009) common shares	3,038	2,430
Capital in excess of par value	58,862	29,070
Deficit accumulated during the development stage	(58,038)	(43,651)
Total Stockholders' Equity (Deficit)	3,862	(12,151)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,778	$1,042

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

 Interim Statements of Operation

(Unaudited)

					Cumulative
					From Inception
					(March 16, 2007) to
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,600	4,470	13,108	7,890	51,383
General and administrative	716	745	1,279	1,523	6,655
Total Operating Expenses	5,316	5,215	14,387	9,413	58,038

Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to
Common Shares	$(5,316)	$(5,215)	$(14,387)	$(9,413)	$(58,038)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	3,038,000	2,430,000	2,910,459	2,430,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of March 16, 2007 (Inception) to December 31, 2009

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and
director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and
directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)
Balance - June 30, 2007	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors
at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)
Balance – June 30, 2008	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the year	-	-	-	(16,836)	(16,836)
Balance – June 30, 2009	2,430,000	2,430	29,070	(43,651)	(12,151)

Common shares issued to unaffiliated investors
at $0.05 cash per share, August 13, 2009	608,000	608	29,792	-	30,400
Loss for the period (Unaudited)	-	-	-	(14,387)	(14,387)
Balance – December 31, 2009 (Unaudited)	3,038,000	$3,038	$58,862	$(58,038)	$3,862

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007) to
	Six Months Ended December 31,		December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,387)	$(9,413)	$(58,038)

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	(500)	-	(500)
Increase (decrease) in accounts payable and accrued liabilities	(5,277)	1,605	7,916
Net Cash Used in Operating Activities	(20,164)	(7,808)	(50,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	30,400	-	61,900
Net Cash Provided by Financing Activities	30,400	-	61,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,236	(7,808)	11,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,042	10,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,278	$2,192	$11,278

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $11,278 and $1,042 in cash and cash equivalents at December 31, 2009 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net loss applicable to Common Shares	$(5,316)	$(5,215)	$(14,387)	$(9,413)

Weighted average common shares
outstanding (Basic)	3,038,000	2,430,000	2,910,459	2,430,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,038,000	2,430,000	2,910,459	2,430,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to December 31, 2009.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

December 31, 2009

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

Share Issuance

Since inception (March 16, 2007) to December 31, 2009, the Company has issued 400,000, 1,800,000, and 838,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $61,900, being $3,038 for par value shares and $58,862 for capital in excess of par value.  There were 3,038,000 common shares issued and outstanding at December 31, 2009.  Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 838,000 were issued to unaffiliated investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of development stage cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Development stage cost carryforwards generated during the period from March 16, 2007 (date of inception) through December 31, 2009 of $58,038 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $20,000 were offset by the valuation allowance, which increased by approximately $5,000 and $3,300 during the six months ended December 31, 2009 and 2008, respectively.

Healthplace Corporation

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2009, the Company has a loss from operations of $14,387, an accumulated deficit of $58,038, and working capital of $3,862 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2010.

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

NOTE 6 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 12, 2010 and determined there are no other events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESUTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $58,038 in expenses through December 31, 2009.

The following table provides selected financial data about our company for the period ended December 31, 2009, and the year ended June 30, 2009, respectively.

                 Balance Sheet Data:

12/31/09

     6/30/09

                 Cash

$  11,278

$    1,042

                 Total assets

$  11,778

$    1,042

                 Total liabilities

$    7,916

$  13,193

                 Stockholders' equity (deficit)  $    3,862

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

We will start operations by contracting out the development of the website, hiring a developer and beginning development of the website material. During the first year of actual operations Healthplace will concentrate on developing its website, find advertisers, and market our goods and services.

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

Liquidity and Capital Resources

We received our initial funding of $20,000 through the sale of common stock to Richard Patterson, who purchased 400,000 shares of common stock at $0.005 on March 17, 2007, 1,300,000 shares of common stock at $0.01 on May 25, 2007, and Lissette Valiente, who purchased 500,000 shares of common stock at $0.01 on May 25, 2007.  In December 2007 we received $11,500 from 5 unrelated shareholders who purchased 230,000 shares of our common stock at $0.05 per share.  On August 13, 2009, we raised $30,400 from our post-effective amendment on Form S-1, from the sale of 608,000 shares to unaffiliated investors.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (March 16, 2007) through the period ended December 31, 2009, reported no revenues and a net loss of $58,038.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
February 16, 2010
_____________________________	BY:	/s/ Richard Patterson
Date
Richard Patterson
President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors