Form 10-Q
period 2010-03-31
China Packaging Group Inc.
filed 2010-05-12
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number: 333-148232

CHINA PACKAGING GROUP INC.
(formerly Healthplace Corporation)
(Exact name of registrant as specified in its charter)

Nevada	26-1559574
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 2 Beitang Road
Xiaoshan Economic and Technological Development Zone
Hangzhou, Zhejiang Province 311215
People’s Republic of China
(Address of principal executive offices)

(86)571-82838805
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]             No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]            No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2010, the registrant had 31,456,311 shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.	5
While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.	5
General Overview	5
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T. Controls and Procedures	8
PART II – OTHER INFORMATION	9
Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Removed	9
Item 5. Other Information	9
Item 6. Exhibits	10
SIGNATURES	10

F-2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of China Packaging Group Inc., formerly Healthplace Corporation (the “Company”, “China Packaging”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

CHINA PACKAGING GROUP INC.
(formerly HEALTHPLACE CORPORATION)
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF MARCH 16, 2007 (INCEPTION) TO MARCH 31, 2010

Balance Sheets as of March 31, 2010 and June 30, 2009	F–1
Interim Statements of Operation for the three and nine months ended March 31, 2010 and 2009, and cumulative totals from inception (March 16, 2007) to March 31, 2010 (Unaudited)	F–2
Interim Statement of Changes in Stockholders' Equity (Deficit) for the period of March 16, 2007 (inception) to March 31, 2010	F–3
Interim Statements of Cash Flows for the nine months ended March 31, 2010 and 2009, and cumulative totals from inception (March 16, 2007) to March 31, 2010	F–4
Notes to the Interim (Unaudited)	F–5

Healthplace Corporation
(A Development Stage Company)
Balance Sheets

ASSETS

	As of	As of
	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$4,626	$1,042
Prepaid expenses	350	-

TOTAL ASSETS	$4,976	$1,042

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,675	$13,193

TOTAL LIABILITIES	3,675	13,193

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
3,038,000 (2,430,000 – June 30, 2009) common shares	3,038	2,430
Capital in excess of par value	58,862	29,070
Deficit accumulated during the development stage	(60,599)	(43,651)
Total Stockholders' Equity (Deficit)	1,301	(12,151)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,976	$1,042

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation
(A Development Stage Company)
Interim Statements of Operation
(Unaudited)

					Cumulative
					From Inception
					(March 16, 2007)
	Three Months Ended March 31,		Nine Months Ended March 31,		to March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,423	4,320	15,531	12,210	53,807
General and administrative	138	899	1,417	2,421	6,792
Total Operating Expenses	2,561	5,219	16,948	14,631	60,599

Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to Common Shares	$(2,561)	$(5,219)	$(16,948)	$(14,631)	$(60,599)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	3,038,000	2,430,000	2,952,505	2,430,000

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation
(A Development Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of March 16, 2007 (Inception) to March 31, 2010

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception - March 16, 2007	-	$-	$-	$-	$-
Common shares issued to an officer and director at $0.005 cash per share, March 17, 2007	400,000	400	1,600	-	2,000
Common shares issued to officers and directors at $0.01 cash per share, May 25, 2007	1,800,000	1,800	16,200	-	18,000
Loss for the period	-	-	-	(7,036)	(7,036)
Balance - June 30, 2007	2,200,000	2,200	17,800	(7,036)	12,964

Common shares issued to unaffiliated investors at $0.05 cash per share, December 13, 2007	230,000	230	11,270	-	11,500
Loss for the year	-	-	-	(19,779)	(19,779)
Balance – June 30, 2008	2,430,000	2,430	29,070	(26,815)	4,685

Loss for the year	-	-	-	(16,836)	(16,836)
Balance – June 30, 2009	2,430,000	2,430	29,070	(43,651)	(12,151)

Common shares issued to unaffiliated investors at $0.05 cash per share, August 13, 2009	608,000	608	29,792	-	30,400
Loss for the period (Unaudited)	-	-	-	(16,948)	(16,948)
Balance – March 31, 2010 (Unaudited)	3,038,000	$3,038	$58,862	$(60,599)	$1,301

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(March 16, 2007)
	Nine Months Ended March 31,		to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,948)	$(14,631)	$(60,599)

Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	(350)	-	(350)
Increase (decrease) in accounts payable and accrued liabilities	(9,518)	5,759	3,675
Net Cash Used in Operating Activities	(26,816)	(8,872)	(57,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	30,400	-	61,900
Net Cash Provided by Financing Activities	30,400	-	61,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,584	(8,872)	4,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,042	10,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,626	$1,128	$4,626

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

Healthplace Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Healthplace Corporation (the “Company”) was incorporated on March 16, 2007 in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is a developmental stage company that intended to be a web based service provider in the business of offering an online service where health practitioners (chiropractor, dentist, massage therapist, occupational therapist, counselors, etc.) can access and purchase products and services to improve their work and home lives. To March 31, 2010, the Company’s activities have been limited to its formation and the raising of equity capital. See subsequent event footnote – Note 6.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $4,626 and $1,042 in cash and cash equivalents at March 31, 2010 and June 30, 2009, respectively.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Healthplace Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net loss applicable to Common Shares	$(2,561)	$(5,219)	$(16,948)	$(14,631)

Weighted average common shares outstanding (Basic)	3,038,000	2,430,000	2,952,505	2,430,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares outstanding (Diluted)	3,038,000	2,430,000	2,952,505	2,430,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

No significant realized exchange gains or losses were recorded from inception (March 16, 2007) to March 31, 2010.

Healthplace Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2010
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
March 31, 2010
(Unaudited)

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (March 16, 2007) to March 31, 2010, the Company has issued 400,000, 1,800,000, and 838,000 common shares at $0.005, $0.01, and $0.05 per share, respectively, resulting in total cash proceeds of $61,900, being $3,038 for par value shares and $58,862 for capital in excess of par value. There were 3,038,000 common shares issued and outstanding at March 31, 2010. Of these shares, 2,200,000 were issued to our directors and officers of the Company, and 838,000 were issued to unaffiliated investors.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of development stage cost carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Development stage cost carryforwards generated during the period from March 16, 2007 (date of inception) through March 31, 2010 of $60,599 will be amortized, for tax purposes, in future periods. Accordingly, deferred tax assets of approximately $21,000 were offset by the valuation allowance, which increased by approximately $6,000 and $5,500 during the nine months ended March 31, 2010 and 2009, respectively.

NOTE 5 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2010, the Company has a loss from operations of $16,948, an accumulated deficit of $60,599, and working capital of $1,301and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2010.

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

Healthplace Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2010
(Unaudited)

NOTE 6 - SUBSEQUENT EVENT

On April 8, 2010, the Company entered into a share exchange agreement, or the Share Exchange Agreement, with Evercharm Holdings Limited, a BVI company, and Shengda Holdings, the sole shareholder of Evercharm. Pursuant to the Share Exchange Agreement, on April 8, 2010, the Company acquired 100% of the issued and outstanding capital stock of Evercharm in exchange for 26,962,000 newly issued shares and 638,000 existing shares of common stock, which constituted 92% of the Company’s issued and outstanding common stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a result of the reverse acquisition, Evercharm became the Company’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became the Company’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the acquirer and China Packaging Group Inc. as the acquired party. Evercharm was incorporated in the British Virgin Islands on September 15, 2004. For a complete description and presentation of the subsequent events, please read the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

General Overview

We have been a development stage company that as at March 31, 2010 had no active operations, no revenue, no financial backing and limited assets. Our plan had been to develop a web based business offering an online service, where health practitioners (chiropractors, dentists, massage therapists, occupational therapists, counselors, etc.) access products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared to the concerns and issues of these practitioners. We had hoped to start operations by contracting out the development of the website, hiring a developer and beginning development of the website material. We were not successful in implementing our business plan. Specifically, we did not raise sufficient funds to proceed with the implementation of our business plan, and as a result were not able to commence generating any revenue. Given this, in order to maintain shareholder value, we had little choice but to investigate alternative plans for our company.

On April 8, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with Evercharm Holdings Limited, a BVI company, and Shengda Holdings, the sole shareholder of Evercharm. Pursuant to the Share Exchange Agreement, on April 8, 2010, we acquired 100% of the issued and outstanding capital stock of Evercharm in exchange for 26,962,000 newly issued shares and 638,000 existing shares of our common stock, par value $0.001 per share, which constituted 92% of our issued and outstanding common stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

As a result of the reverse acquisition, Evercharm became our wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became our controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the acquirer and China Packaging Group Inc. as the acquired party. Evercharm was incorporated in the British Virgin Islands on September 15, 2004.

As a result of our reverse acquisition of Evercharm, we have assumed the business and operations of Evercharm and its Chinese subsidiaries, which are engaged in the manufacture and sales of paper boxes, paper board, packaging and printing products. On April 8, 2010, we amended our articles of incorporation and changed our name from “Healthplace Corporation” to “China Packaging Group Inc.” to more accurately reflect our new business.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Evercharm is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. Given the reverse acquisition nature of the transaction and that it occurred following the interim period ended March 31, 2010, the following management discussion and analysis for the interim period ended March 31, 2010 will provide little value to the reader in regards to our current operations.

Results of Operations

Our results of operations are summarized below:

			Nine Months	Nine Months
	Three Months	Three Months	Ended	Ended
	Ended	Ended March	March 31,	March 31,
	March 31, 2010	31, 2009	2010	2009
	($)	($)	($)	($)
Revenue	Nil	Nil	Nil	Nil
Expenses	2,561	5,219	16,948	14,631
Net Income (Loss) from Operations	(2,561)	(5,219)	(16,948)	(14,631)
Earnings (Loss) Per Share	(0.00)	(0.00)	(0.01)	(0.01)

Results of Operations for the three months ended March 31, 2010

During the three months ended March 31, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended March 31, 2010 can be summarized as follows:

	For the Three Months Ended
	March 31,
	2010	2009	difference
	($)	($)	($)
Professional Fees	2,423	4,320	1,897
General and administrative	138	899	761

For the three months ended March 31, 2010 we incurred a net loss of $2,561. During the same period in 2009 we incurred a net loss of $5,219. Our expenses during the three month period ended March 31, 2010 consisted of $138 in general and administrative expenses and $2,423 in professional fees. Comparatively, our expenses during the three month period ended March 31, 2009 consisted of $899 in general and administrative expenses and $4,320 in professional fees. The increase in expenses during the period ended in 2010 was mostly due decreased professional fees.

Our net loss per share during the three months ended March 31, 2010 and 2009 did not change at $0.00 per share.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009

During the Nine Months ended March 31, 2010, we did not earn any revenues. We have not earned any revenues since our inception.

Our expenses for the Nine Months ended March 31, 2010 can be summarized as follows:

	For the Nine Months Ended
	March 31,
	2010	2009	difference
	($)	($)	($)
Professional Fees	15,531	12,210	3,321
General and administrative	1,417	2,421	1,004

For the Nine Months ended March 31, 2010 we incurred a net loss of $16,948. During the same period in 2009 we incurred a net loss of $14,631. Our expenses during the nine month period ended March 31, 2010 consisted of $1,417 in general and administrative expenses and $16,531 in professional fees. Comparatively, our expenses during the nine month period ended March 31, 2009 consisted of $2,421 in general and administrative expenses and $5,425 in professional fees. The increase in expenses during the period ended in 2010 was mostly due to increases in professional fees.

Our net loss per share during the Nine Months ended March 31, 2010 and 2009 did not change at $0.01 per share.

Liquidity and Capital Resources

As of March 31, 2010 we had $4,626 cash in our bank accounts, $3,675 in current liabilities, and a working capital of $1,301

For the Nine Months ended March 31, 2010, we used net cash of $2,561 in operating activities, compared to net cash of $5,219 spent on operating activities during the same period in 2009. This decrease in cash used in operating activities during the period ended in 2010 was connected to our decreased professional fees. From our inception on March 16, 2007 to March 31, 2010 we used net cash of $60,599 in operating activities.

During the nine month period ended March 31, 2010 we received $30,400 cash from financing activities. However, from our inception on March 16, 2007 to March 31, 2010 we received $61,900 through financing activities; entirely from the sale of our common shares.

Off-Balance Sheet Arrangements

At March 31, 2010 we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2009 filed in an Annual Report on Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect our financial statements and future operations.

Earnings (Loss) per Share of Common Stock

We have adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (June 21, 2006) to March 31, 2010, we had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed

None.

Item 5. Other Information

On April 5, 2010, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Richard Patterson, Lissette Valiente and Merlyn Rodriguez as sellers (each a “Seller” and collectively, the “Sellers”) and Essence Consulting & Management Co., Limited as purchaser (the “Purchaser”). Pursuant to the Stock Purchase Agreement, on April 5, 2010, the Purchaser paid to the Sellers, in the aggregate, $100,000 and the Sellers sold to the Purchaser 2,280,000 shares (the “Shares”) of the company’s common stock, which was approximately 75.05% of the outstanding capital stock of the Company.

Prior to the closing (the “Closing”) of the transactions contemplated by the Stock Purchase Agreement, the Purchaser was not affiliated with the company. The Purchaser was deemed affiliate of the company after the Closing as a result of its stock ownership interest in the company.

Pursuant to the terms of the Stock Purchase Agreement, each of Amber-Dawn Bear Robe and Lissette Valiente, our only directors, agreed to resign from their positions as directors. Amber-Dawn Bear Robe agreed to resign from her position as the President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director and Lissette Valiente has agreed to resign from her position as Secretary and Director. Their resignations became effective at Closing.

At the Closing, Sha Chen, age 33, was appointed as the sole director and sole officer of the Company holding the positions of President, Treasurer and Secretary of the Company.

Since 2004, Sha Chen has worked as an officer and later a director at Essence Consulting & Management Co., Ltd., a financial consulting company. She is responsible for the company's daily management and accounting matters. Ms. Chen has a bachelor's degree in Accounting from Northwestern Industry University.

Upon the closing of the reverse acquisition of Evercharm, Sha Chen, our sole director and officer, resigned from all offices that she held and from her position as our sole director effective immediately. Also upon the closing of the reverse acquisition, our board of directors increased its size from one (1) to two (2) members and appointed Nengbin Fang and Congyi Fang to fill the vacancies created by the resignation of Ms. Chen.

Item 6. Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated April 5, 2010, by and among the Company, the Sellers and the Purchaser.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Packaging Group Inc.
(Registrant)

/s/ Daliang Teng
Date: May 12, 2010	Daliang Teng
President, Chief Executive Officer

/s/ T.J. Wu
Date: May 12, 2010	T.J. Wu
Chief Financial Officer, Principal Accounting Officer