Form 10-Q
period 2010-06-30
China Packaging Group Inc.
filed 2010-08-16
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number: 333-148232

CHINA PACKAGING GROUP INC.
(Exact name of registrant as specified in its charter)
__________________________________

Nevada	26-1559574
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2 Beitang Road
Xiaoshan Economic and Technological Development Zone
Hangzhou, Zhejiang Province
People's Republic of China	311215
(Address of principal executive offices)	(Zip Code)

(86) 571-82838805
(Registrant's telephone number, including area code)
__________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,456,311 shares of common stock, par value $0.001 per share, outstanding on August 13, 2010.

PART I — FINANCIAL INFORMATION

CHINA PACKAGING GROUP INC.

___________________________

Consolidated Financial Statements

June 30, 2010 (unaudited)

___________________________

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:

Consolidated balance sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-3

Consolidated statements of income and comprehensive income (unaudited) for the three and six months ended June 30, 2010 and 2009	F-4

Consolidated statements of cash flows (unaudited) for the six month ended June 30, 2010 and 2009	F-5

Notes to the consolidated financial statements (unaudited)	F-6~F-20

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$18,724,271	$12,695,444
Restricted cash	2,209,500	4,401,000
Accounts and notes receivable, net	25,754,690	18,584,909
Inventories	15,030,646	8,505,911
Prepayments and other receivables	1,414,668	1,317,584
Total current assets	63,133,775	45,504,848

Non-current assets
Property, plant and equipment, net	18,371,179	18,693,488
Customer relationship, net	853,792	1,020,377
Deferred tax assets	411,421	437,062
	$82,770,167	$65,655,775

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$17,367,702	$13,845,023
Amounts due to related party	269,089	2,411,708
Accrued expenses and other payables	1,497,679	1,432,710
Taxes payable	4,176,013	2,754,247
Short-term loans	11,342,100	10,855,800
Total current liabilities	34,652,583	31,299,488

Non-current liabilities
Deferred tax liability	213,448	255,094
	34,866,031	31,554,582

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 100,000,000 shares authorized, 31,456,331 shares issued and outstanding at June 30, 2010 and 27,600,000 shares issued and outstanding at December 31, 2009)	31,456	27,600
Additional paid-in capital	13,062,585	9,047,506
Appropriated retained earnings	5,560,724	5,560,724
Unappropriated retained earnings	22,032,515	12,731,466
Accumulated other comprehensive income	3,186,317	2,989,496
Total stockholders' equity	43,873,597	30,356,792

Noncontrolling interest	4,030,539	3,744,401
Total equity	47,904,136	34,101,193
	$82,770,167	$65,655,775

See notes to the consolidated financial statements

F-4

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

		Three months ended June 30,		Six months ended June 30,
	Note	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues		$33,313,020	$22,808,037	$60,911,671	$45,008,666
Cost of goods sold		23,927,120	16,828,544	43,598,999	33,195,306
Gross profit		9,385,900	5,979,493	17,312,672	11,813,360
Operating expenses
Selling expenses		1,154,933	1,622,024	2,193,232	3,304,650
General and administrative expenses		1,559,210	1,045,921	2,465,631	1,995,376
		2,714,143	2,667,945	4,658,863	5,300,026
Other income (expenses)
Interest income		287,045	174,753	382,794	325,766
Interest expense		(133,131)	(195,348)	(285,999)	(419,578)
		153,914	(20,595)	96,795	(93,812)
Income before income tax expense and noncontrolling interest		6,825,671	3,290,953	12,750,604	6,419,522

Income tax expense	13	1,670,263	403,522	3,034,276	781,526
Net income		5,155,408	2,887,431	9,716,328	5,637,996
Less: net income attributable to noncontrolling interest		(163,670)	(46,446)	(415,279)	(86,720)
Net income attributable to stockholders		$4,991,738	$2,840,985	$9,301,049	$5,551,276

Basic and diluted earnings per share		$0.16	$0.10	$0.32	$0.20
Weighted-average number of shares outstanding - basic and diluted		30,789,917	27,600,000	29,194,958	27,600,000

Comprehensive income:

Net income		5,155,408	2,887,431	9,716,328	5,637,996
Foreign currency translation adjustment		189,830	468	195,123	294,427
Comprehensive income		5,345,238	2,887,899	9,911,451	5,932,423
Less: comprehensive income attributable to noncontrolling interest		(161,663)	(46,487)	(413,581)	(86,761)
		$5,183,575	$2,841,412	$9,497,870	$5,845,662

See notes to the consolidated financial statements

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$9,716,328	$5,637,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,576,588	1,581,176
Change in operating assets and liabilities:
Restricted cash	2,200,500	2,638,260
Accounts and notes receivable	(7,064,875)	(1,640,274)
Inventories	(6,463,511)	(2,220,893)
Prepayments and other receivables	(79,545)	(128,021)
Accounts and notes payable	3,448,275	(1,035,243)
Amount due to related party	(2,143,715)	(472,617)
Deferred tax	(15,200)	(15,186)
Accrued expenses and other payables	54,629	(282,970)
Tax payables	1,404,756	102,579
Net cash provided by operating activities	2,634,230	4,164,807

Cash flows from investing activities
Purchase of property, plant and equipment	(1,009,383)	(1,763,706)
Net cash used in investing activities	(1,009,383)	(1,763,706)

Cash flows from financing activities
Proceeds from short-term loans	5,574,600	-
Repayment of short-term loans	(5,134,500)	(1,025,990)
Net proceeds from private placement	4,015,073	-
Dividend paid to Cheng Loong	(127,443)	(99,379)
Net cash flows provided by (used in) financing activities	4,327,730	(1,125,369)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	76,250	(9,956)
Net changes in cash and cash equivalents	6,028,827	1,265,776
Cash and cash equivalents, beginning of period	12,695,444	6,856,250
Cash and cash equivalents, end of period	$18,724,271	$8,122,026

Cash paid during the period for:
Interest paid	$285,999	$478,206
Income taxes paid	$1,185,722	$620,408

See notes to the consolidated financial statements

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The accompanying consolidated financial statements include the financial statements of China Packaging Group Inc. (the “Company” or “China Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre-printing Co. Ltd (“Shengda Color”) and Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”). The Company and its subsidiaries are collectively referred to as the “Group”.

Principal activities

China Packaging was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010, China Packaging completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 27,600,000 shares of China Packaging’s common stock, which constituted 92% of its issued and outstanding shares on a fully-diluted basis of China Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Packaging as the acquired party.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 1,456,311 shares at a price per share of $3.43 for $5 million. Net proceeds after deducting offering costs were approximately $4.0 million.

On April 8, 2010, China Packaging amended its articles of incorporation and changed the name from "Healthplace Corporation" to "China Packaging Group Inc." to more accurately reflect its new business.

Evercharm was incorporated in BVI on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$9 million as of June 30, 2010. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

Shengda Color, Great Shengda’s 100% wholly-owed subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

Hangzhou Shengmin,was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It is 50% held by Shengda Color and 50% held by Cheng Loong (Hangzhou) Investment Co., Ltd., (“Cheng Loong”), a company incorporated in Samoa. According to a share purchase agreement between Cheng Loong and Shengda Color dated November 22, 2007, and the approval certificate issued on December 21, 2007 by Zhejiang Government, Shengda Color purchased 25% of the equity interest of Hangzhou Shengmin from Cheng Loong (the “Acquisition”) with cash consideration of US$3 million. Hangzhou Shengmin became Shengda Color’s 75% subsidiary after the Acquistion.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

As a result of the Share Exchange on April 8, 2010, Evercharm became a wholly owned subsidiary of China Packaging. The former Evercharm’s shareholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Evercharm was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although China Packaging is the legal parent company. The Share Exchange was treated as a recapitalization of the Company. As such, Evercharm is the continuing entity for financial reporting purposes. SEC Manual Item 2.6.5.4 Reverse Acquisitions requires that “in a reverse acquisition the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital.” Therefore, the financial statements have been prepared as if Evercharm had always been the reporting company and then on the Share Exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2010 and for the three and six-month periods ended June 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2010, its consolidated results of operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Noncontrolling interest represents the ownership interests in the subsidiary that are held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss are attributed to the parent and the noncontrolling interest. If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(c)	Business combination

For a business combination with acquisition date on or before December 31, 2008, intangible assets were recognized as assets apart from goodwill if they arose from contractual or other legal rights or they were separable. The cost of acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition. The sum of the amounts assigned to assets acquired and liabilities assumed exceeded the cost of acquisition, which was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets except (a) financial assets, (b) deferred tax assets, and (c) any other current assets.

For a business combination with acquisition date on or after January 1, 2009, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, were recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, that excess in earnings was recognized as a gain attributable to the Group.

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with SFAS No. 109, “Accounting for Income Taxes” (“ASC Topic 740-10”).

(d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

(e)	Restricted cash

Restricted cash represents the deposit held as compensating balances against banks’ acceptances issued, amounting to US$2,209,500 and US$4,401,000 as of June 30, 2010 and December 31, 2009, respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2010 and 2009, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for six months ended June 30, 2010 and year ended December 31, 2009.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(g)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory includes raw materials and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

(h)	Property, plant and equipment

Other than those acquired in a business combination as described in note 2(c), property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows.

	Years	Residual value
Buildings and improvements	5-20	5%-10%
Machinery	10	5%-10%
Office equipment	3-5	5%-10%
Motor vehicles	5	5%-10%

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Expenditures for maintenance and repairs are expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of operations.

Construction in progress represented capital expenditure in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

(i)	Impairment of long-lived assets

A long-lived asset (disposal group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that results from the sale of a long-lived asset (disposal group) is recognized at the date of sale.

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2010 and December 31, 2009, respectively.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(j)	Foreign currency translation and transactions

The Company’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date. The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is US$. Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(k)	Commitments and contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 (formerly SFAS No. 5, “Accounting for Contingencies”),the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

(l)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its shareholder after transfer to reserves as required by relevant PRC laws and regulations and the subsidiaries’ articles of association. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Great Shengda, Shengda Color and Hangzhou Shengming, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(m)	Revenue recognition

The Group recognizes revenue in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition”). All of the following criteria must exist in order for the Group to recognize revenue:

(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

(n)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$38,466 and US$208,053 were recorded in general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively.

(o)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$25,188 and US$3,665, were recorded in the administrative expenses for the six months ended June 30, 2010 and 2009, respectively.

(p)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$189,824 and US$182,841 for the six months ended June 30, 2010 and 2009, respectively.

(q)	Income taxes

The Group follows ASC Topic 740, (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(r)	Uncertain tax positions

The Group follows ASC Topic 740 (formerly Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2010 and December 31, 2009.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(s)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260 (formerly SFAS No. 128, “Earnings Per Share”). Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(t)	Comprehensive income

The Group follows ASC Topic 220 (formerly SFAS No. 130, “Reporting Comprehensive Income” ), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(u)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements” ) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(v)	Recently issued accounting standards

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010- 17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(w)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of June 30, 2010 and December 31, 2009, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Concentration of Customers

There are no revenues from other customers which individually represent greater than 10% of the total revenues for the periods presented.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Notes receivable	$4,083,234	$3,771,286
Accounts receivable	21,671,456	14,813,623
	$25,754,690	$18,584,909

No allowance for doubtful amounts was provided as of June 30, 2010 and December 31, 2009.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$13,782,491	$7,539,464
Finished goods	1,248,155	966,447
	$15,030,646	$8,505,911

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Prepayments	$1,147,137	$1,128,591
Other receivables	267,531	188,993
	$1,414,668	$1,317,584

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Buildings and improvements	$1,403,388	$1,339,277
Machinery	23,908,577	23,777,896
Office equipment and furnishing	499,010	445,153
Motor vehicles	1,377,933	930,799
Construction in progress	363,374	157,674
	27,552,282	26,650,799
Less: accumulated depreciation	(9,181,103)	(7,957,311)
	$18,371,179	$18,693,488

The Group recorded depreciation expenses of US$1,406,525 and US$1,411,229 for the six months ended June 30, 2010 and 2009, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of June 30, 2010 and December 31, 2009.

7.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 is amortized using straight-line method over its estimated useful life of five years.

The customer relationship is summarized as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Customer relationship	$1,700,629	$1,700,629
Less: accumulated amortization	(846,837)	(680,252)
	$853,792	$1,020,377

Total amortization expenses were US$170,063 and US$169,947 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 customer relationship has a remaining useful life of two and a half years, and will be amortized at US$170,063 in the second half year of 2010 and US$339,916 in 2011 and 2012, respectively.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

8.	SHORT-TERM LOANS

Short-term loans consist of the following:

	June 30, 2010 (Unaudited)			December 31, 2009
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

	4.860%	Jul. 15, 2010	$2,651,400	4.860%	Jan 22, 2010	$2,640,600
Bank of China	4.860%	Aug 03, 2010	2,946,000	4.860%	Apr 19, 2010	1,467,000
	4.860%	Sep 05, 2010	2,946,000	4.860%	May 11, 2010	4,401,000
				4.860%	Jun 21, 2010	2,200,500
Subtotal			$8,543,400			$10,709,100

Agricultural Bank of China	4.374%	Sep 05, 2010	2,798,700	4.374%	Jun 30, 2010	146,700

Total			$11,342,100			$10,855,800

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Holdings, with weighted average balances of US$12,151,650 and US$17,464,155 and weighted average interest rates of 4.707% and 4.805% for the six months ended June 30, 2010 and 2009. The weighted average balances were US$11,266,039 and US$17,091,005 and the weighted average interest rates were 4.708% and 4.806% for the three months ended June 30, 2010 and 2009, respectively.

The following table summarizes the unused lines of credit:

	June 30, 2010 (Unaudited)				December 31, 2009
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 10, 2009	August 28, 2010	$22,095,000	$13,551,600	September 10, 2009	August 28, 2010	$22,005,000	$11,295,900
Agricultural Bank of China	December 30, 2009	December 22, 2010	4,419,000	1,620,300	March 12, 2009	March 12, 2010	11,002,500	11,002,500
Agricultural Bank of China			-	-	December 30, 2009	December 22, 2010	4,401,000	4,254,300
Total			$26,514,000	$15,171,900			$37,408,500	$26,552,700

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Notes payable	$4,419,000	$5,868,000
Accounts payable	12,948,702	7,977,023
	$17,367,702	$13,845,023

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Advance from customers	$338,639	$276,801
Payroll and welfare payable	220,950	184,601
Other payables	280,097	367,562
Accrued expenses	564,559	505,495
Other current liabilities	93,434	98,251
	$1,497,679	$1,432,710

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Amounts due to Shengda Group	$269,089	$2,411,708

The related party balances were expenses or purchases paid by Shengda Group on behalf of the Group, which will be settled in short term. They are non-interest bearing and are repayable within one year.

Significant related party transaction including lease of lands and offices from related parties as follows:

		Three months ended June 30,		Six months ended June 30,
Related parties	Relationship	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$62,316	$61,647	$123,975	$123,361
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	44,424	43,947	88,380	87,942
Shengda Group	Controlled by the same ultimate stockholders	66,636	65,920	132,570	131,913
		$173,376	$171,514	$344,925	$343,216

The lease prices were determined with reference to market prices.

12.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(k), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$18,654,765 and US$14,635,830 as of June 30, 2010 and December 31, 2009, respectively.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

13.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
VAT payable	$625,931	$1,065,498
Income tax payable	2,884,573	1,024,269
Witholding tax payable	662,850	660,150
Other taxes payable	2,659	4,330
	$4,176,013	$2,754,247

The Company and its consolidated entities each files tax returns separately.

1)	Value Added Tax (“VAT”)

Pursuant to the Provisional Regulation of the PRC on VAT and their implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

The Group’s PRC subsidiaries are subject to VAT at 17% for their revenues.

2)	Income tax

United States

China Packaging is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Packaging had no U.S. taxable income for six months ended June 30, 2010 and 2009.

BVI

Incorporated in BVI, the Company is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to state and local income taxes within the PRC at the applicable tax rate on the taxable income. On March 16, 2007, the National People’s Congress of the PRC enacted a new Enterprise Income Tax Law (“Enterprise Income Tax Law”) under which foreign invested enterprises and domestic companies would be subject to Enterprise Income Tax Law at a uniform rate of 25%. The Enterprise Income Tax Law became effective on January 1, 2008.

In accordance with relevant tax laws and regulations of the PRC, Great Shengda is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Great Shengda’s first tax profitable year is 2005, therefore it was subject to income tax at a rate of 12.5% and 25% for calendar years 2009 and 2010, respectively.

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Shengda Color is a manufacturing domestic enterprise and was not entitled to any tax holiday. It was subject to income tax at a rate of 25% for calendar years 2009 and 2010.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first tax profitable year is 2007, therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Under the Enterprise Income Tax Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to their foreign investors who are a non-resident enterprises will be subject to a 20% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax. BVI, where Evercharm was incorporated and Samoa, where Chengloong was incorporated, have a tax treaty with the PRC and a reduced rate of 10% withholding tax is applicable to dividends paid out of the net profits generated since January 1, 2008 by the Company’s PRC subsidiaries, to the Company and Chengloong.

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$1,803,374	$897,271	$3,284,607	$1,679,414
Effect of tax holiday	(117,911)	(404,936)	(235,131)	(779,764)
Additional deductable expenses	-	-	-	(33,753)
Others	(15,200)	(88,813)	(15,200)	(84,371)
Effective enterprise income tax	$1,670,263	$403,522	$3,034,276	$781,526

The significant components of income tax expense are as follows:

	Six months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current tax expenses	$3,049,476	$796,707
Deferred tax benefits	(15,200)	(15,181)
Income tax expenses	$3,034,276	$781,526

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	411,421	437,062
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	(213,448)	(255,094)

CHINA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

14. COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of June 30, 2010 and December 31, 2009.

The Group has entered into operating lease agreements for offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2010	$ 347,188
2011	254,275
2012	254,275
2013	7,355
2014 and thereafter	7,355
Total	870,448

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of June 30, 2010 and December 31, 2009

15.	SEGMENT REPORTING

The management has determined that the Group, as defined by ASC 280-10, “Segment Reporting”, has only one operating segment of the Group.

16.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the interim consolidated financial statements, which occurred on August 16, 2010, and identified the following subsequent events.

Evercharm entered into a share transfer agreement dated July 1, 2010 (the "Share Transfer Agreement") relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million. After the acquisition, Hangzhou Shengming became a wholly-owned subsidiary of the Company. Resulting from the acquisition, the noncontrolling interest amounting to US$4 million as of June 30, 2010 will be reversed and the difference between the cash consideration and noncontrolling interest amounting to $1 million will be charged into additional paid-in capital.

Great Shengda entered into an acquisition agreement (the “Acquisition Agreement”) with Suzhou Asian & American Paper Products Company Limited, (“Suzhou AA”), which is incorporated in Suzhou city, Jiangsu province, PRC on June 22, 2010, with registered capital amounting to RMB1.58 millions, and its shareholders Ms. Meiying Dai and Mr. Caocheng Qu, who was holding 61.77% and 38.32% equity interest of Suzhou AA, on August 12, 2010. Shuzhou AA is engaged in manufacturing and sales of paper products. According to the Acquisition Agreement, Great Shengda acquired 100% equity interest from Ms. Meiying Dai and Mr. Caocheng Qu, for cash consideration amounting to RMB3 millions. The valuation of Suzhou AA and the purchase price allocation was still in progress and the financial effect can not be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Registration Statement on Form S-1 filed on July 29, 2010, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Registration Statement.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and six months periods ended June 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, in this report:

  “BVI” refers to the British Virgin Islands;

  “CAGR” refers to compound annual growth rate;

  “China,” “Chinese” and the “PRC,” refer to the People’s Republic of China, excluding Hong Kong, Macao and Taiwan;

  “China Packaging,” “the Company,” “we,” “us,” or “our,” refers to the combined business of China Packaging Group Inc., its wholly-owned subsidiaries, Evercharm, Great Shengda, and Shengda Color, and its 75%-owned subsidiary, Hangzhou Shengming, but do not include the stockholders of China Packaging Group Inc.;

  “Evercharm” refers to Evercharm Holdings Limited, a BVI company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Great Shengda” refers to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  “Hangzhou Shengming” refers to Hangzhou Shengming Paper Co., Ltd., a PRC corporation and our indirect, 75%-owned subsidiary;

  “PRC Subsidiaries” refers to our Chinese operating subsidiaries Great Shengda, Shengda Color and Hangzhou Shengming;

  “RMB” refers to Renminbi, the legal currency of China;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “SD Group” refers to Shengda Group Co., Ltd.;

  “Shengda Color” refers to Zhejiang Shengda Color Pre-printing Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “ton” or “tonne” denotes a metric ton or metric tonne;

  “Shengda Holdings” refers to Shengda (Group) Holdings Limited, an Island of Bermuda company;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

  “YRD” refers to the Yangtze River Delta Economic Zone, which includes Shanghai, Zhejiang Province and Jiangsu Province; and

  “Zhejiang New Shengda” refers to Zhejiang New Shengda Packaging Co., Ltd., a PRC dormant company that sold to Great Shengda the assets that form the basis of our operation.

Overview

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of corrugated paperboards and flexo-printed and color-printed paper cartons in a variety of sizes and strengths. Based on the 2009 sales revenues of corrugated paper packaging, we are one of the largest domestic paper packaging manufacturers in China and the largest in the YRD, which includes Shanghai, Zhejiang Province and Jiangsu Province, according to a research report by an independent market research company, S&P Consulting. Based on a comprehensive set of criteria, including sales revenue, product quality, R&D and operational records, we were ranked first among the ten large-sized domestic paper packaging companies in China by the China Packaging Federation in 2009.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer and industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards is approximately 438 million square meters as of June 30, 2010, and our sales volume in 2009 reached 307 million square meters with an annual production capacity of 408 million square meters in 2009.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

Our senior management has been involved in the paperboards and paper cartons business since 1999. We benefit from the industry connections and experience of our senior management, which enable us to develop a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of which have been with us for over five years.

Our growth has also been strengthened by our strong R&D team, which consists of 30 research professionals. In addition to conducting our own R&D work, we also enter into collaborative agreements with reputable academic and research institutions for R&D projects. For example, we have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. We have been granted nine patents by the Intellectual Property Office of China.

Recent Developments

On July 1, 2010, Evercharm entered into a share transfer agreement, or Share Transfer Agreement, with Cheng Loong (Hangzhou) Investment Co., Ltd., a Samoa corporation, or Cheng Loong, to acquire the remaining 25% equity ownership interest in Hangzhou Shengming from Cheng Loong at a purchase price of $3.0 million. The purchase price was paid by the Company in one lump sum on July 28, 2010. Under applicable PRC law, the acquisition of the 25% equity interest in Hangzhou Shengming must be approved by the appropriate foreign investment approval authority, and then registered with a competent branch of the State Administration of Industry and Commerce. We are still awaiting regulatory approval of this acquisition. Subject to obtaining the required PRC regulatory approvals and registrations, we expect to consummate the acquisition as soon as practicable. Failure to obtain these necessary approvals may result in the unwinding of the acquisition.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Rising Consumer Purchasing Power and Growth of the Chinese Economy. Rising consumer purchasing power in China and growth of the Chinese economy in the last few years have translated into an increasing demand for, and sales of, consumer products, such as food products, household electrical appliances and furniture. Our management believes this increase in demand for consumer products has led, and will continue to lead, to increasing demand for paper packaging products. Government spending on infrastructure in connection with the Beijing Olympic Games and Shanghai World Expo 2010 has also facilitated more dynamic development of commerce in the PRC.

  Ability to Maintain High Margin. We have flexibility in pricing our products. We negotiate prices with over 700 customers for their orders based on order size and product requirements. We believe most of our customers are willing to pay us higher prices for our high quality products, timely delivery and strong production capacity that meets their requirements, which we expect will allow us to maintain high profit margins for our products. We also strive to diversify our products and have started to develop high gross margin products such as color-printed carton and pre-printing paper.

  Fluctuation in Raw Material Costs. Historically, approximately 70% of our cost of goods sold comprised of raw materials, mainly raw paper. Thus our cost of goods sold is sensitive to the price of raw paper. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. Raw paper price was higher in 2008, dropped significantly in 2009 and rose again in the first quarter of 2010. We normally can pass the cost increase to our customers, but there may be a time lag of about two months.

  Dependence on the YRD Region. The YRD, which includes Xiaoshan, the location of our subsidiaries, is an important manufacturing base in China with a highly developed transportation infrastructure. The YRD accounts for approximately 20% of China’s GDP and one-third of China’s imports and exports. In August 2007, Xinhua News Agency reported that the region’s GDP was forecasted to grow at an annual rate of 11% and reach RMB 16.0 trillion (approximately $2.4 trillion) by 2020. Given the relatively high cost of transporting paper, our sales have been limited to areas within 500 kilometers of our manufacturing facilities. Therefore, most of our customers are in the YRD region and we are dependent on the region’s continued economic growth. We do not believe any of our key customers will relocate out of the region in the foreseeable future.

  Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. We expect to use most of the proceeds from this offering to acquire a paper manufacturing company and one or more paper packaging companies. If we successfully acquire these target companies, we should be able to produce some of the raw paper we use and gain new customers in new markets.

Second quarter Financial Performance Highlights

During the second quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The packaging industry continued to expand during the second quarter of 2010 in large part due to growing urbanization and industrialization throughout China and Chinese government policies designed to stimulate the economy and improve infrastructure..

The following are some financial highlights for the second quarter of 2010:

  Sales Revenue: Sales revenue increased $10.51 million, or 46.06%, to $33.31 million for the second quarter of 2010 from $22.81 million for the same period of last year.

  Gross Profit: Gross profit was 28.18% for the second quarter of 2010, compared with 26.21% for the same period in 2009.

  Net Income attributable to China Packaging common stockholders: Net income increased $2.15 million, or 75.71%, to $4.99 million for the second quarter of 2010, from $2.84 million for the same period of last year.

  Basic and fully diluted net income per share: Basic and fully diluted net income per share was $0.16 for the second quarter of 2010, compared with $0.10 for the same period last year.

Results of Operations

The three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

	Three Months				Three Months
	Ended				Ended
	June 30,				June 30,
	(unaudited)				% of Revenue
	2010	2009	$ Change	% Change	2010	2009
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$33,313	22,808	10,505	46.06%	100.00%	100.00%
Cost of sales	23,927	16,829	7,098	42.18%	71.82%	73.79%
Gross profit	9,386	5,979	3,407	56.98%	28.18%	26.21%
Operating expenses:
Selling expenses	1,155	1,622	(467)	(28.79)%	3.47%	7.11%

General and administrative expenses	1,559	1,046	513	49.04%	4.68%	4.59%

Total operating expenses	2,714	2,668	46	1.72%	8.15%	11.70%

Income from operations	6,672	3,311	3,361	101.51%	20.03%	14.52%
Interest income	287	175	112	64.00%	0.86%	0.77%
Interest expenses	(133)	(195)	62	(31.79)%	(0.40)%	(0.85)%

Income before income tax expense	6,826	3,291	3,535	107.41%	20.49%	14.43%
Income tax expense	1,670	404	1,266	313.37%	5.01%	1.77%
Net income before noncontrolling interests	5,155	2,887	2,268	78.56%	15.47%	12.66%
Net income attributable to noncontrolling interests	164	46	118	256.52%	0.49%	0.20%

Net income attributable to China Packaging Group Inc. common stockholders	4,992	2,841	2,151	75.71%	14.99%	12.46%

Revenues. Revenues increased $10.51 million, or 46.06%, to $33.31 million in the three months ended June 30, 2010 from $22.81 million in the same period of 2009. The increase was mainly attributable to: (1) improved market conditions in the three months ended June 30 2010, when demand for our products was fueled by increased industrialization and manufacturing development in China together with more favorable global and domestic economic conditions compared to the three months ended June 30 2009; (2) our success in retaining existing customers and gaining new customers, including certain large customers, in the second quarter of 2010. For instance, our sales to Nongfu Spring Stcok Co., Ltd. in the second quarter of 2010 increased by 97% as compared to the same period in 2009; (3) the average purchase price of raw materials increased by 30% in the second quarter of 2010 as compared to the same period in 2009, which resulted in our higher production cost. This increase in costs was partially passed on to customers through price increases for our major products; and (4) our introduction of higher priced waterproof and extra heavy packaging products, which increased sales volume and average selling prices.

Cost of Goods Sold. The cost of goods sold comprise raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Historically, approximately 70% of our cost of goods sold comprised of raw materials, mainly raw paper. Therefore, our cost of goods sold is sensitive to the purchase price of raw paper as well as our product mix, which determines the quantity of raw materials consumption.

Our cost of goods sold increased $ 7.10 million, or 42.18%, to $16.83 million in the three months ended June 30, 2010 from $23.93 million in the same period of 2009. This increase was mainly due to an increase in our sales volume and an increase in the cost of raw paper. The cost of goods sold as a percentage of revenues decreased from 73.79% in the three months ended June 30, 2009 to 71.82% in the same period of 2010. The decrease in the cost of goods sold as a percentage of revenue, despite the increase in the absolute figure, was due to our improved production process and equipment, which resulted in more efficient equipment utilization, reduced waste and reduced processing time, as well as passing the cost increase of raw paper to our customers.

Gross Profit. Our gross profit increased $3.41 million, or 56.98%, to $5.98 million during the three months ended June 30, 2010 from $9.39 million in the same period of 2009. Gross profit as a percentage of revenues was 28.18% during the three months ended June 30, 2010, as compared to 26.21% during the same period of 2009. Such percentage increase was mainly attributable to an increase in the selling price of our major products, a decrease in the cost of goods sold due to improved efficiency and change in product mix, and increased sales of higher margin products to larger customers.

Selling Expenses. Selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses decreased $0.47 million, or 28.79%, to $1.16 million during the three months ended June 30, 2010, from $1.62 million in the same period of 2009. As a percentage of revenues, selling expenses in the three months ended June 30, 2010 decreased to 3.47% from 7.11% for the same period of 2009. Due to the less favorable market situation, we devoted more resources to develop, expand and explore the market, resulting in higher selling expenses in the same period of 2009.

General and Administrative Expenses. General and administrative expenses comprise R&D expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our administrative expenses increased $0.51 million, or 49.04%, to $1.56 million during the three months ended June 30, 2010 from $1.05 million in the same period of 2009. As a percentage of revenues, administrative expenses in the three months ended June 30, 2010 increased to 4.68%, as compared to 4.59% for the same period of 2009. The increase was mainly attributable to business expansion and the more bonuses for the first half year of 2010 due to the improving business performance over the period.

Interest Expense. Our interest expenses decreased $0.7 million, or 31.79%, to $0.13 million during the three months ended June 30, 2010 from $0.20 million in the same period of 2009. As a percentage of revenues, interest expense in the three months ended June 30, 2010 decreased to 0.40%, as compared to 0.85% for the same period of 2009. The decrease was mainly attributable to a lower short-term loan balance in the three months ended June 30, 2010 as compared to the same period of 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $3.54 million, or 107.41%, to $6.83 million in the three months ended June 30, 2010 from $3.29 million in the same period of 2009. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 20.49% in the three months ended June 30, 2010, as compared to 14.43% in the same period in 2009, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased to $1.86 million from $0.40 million during the three months ended June 30, 2010 as compared to the same period of 2009. The increase in income tax expense was mainly attributable to the end of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in the three months ended June 30, 2010 as compared to the same period in 2009. Great Shengda enjoyed a 12.5% preferential EIT rate in 2009. Starting from 2010, Great Shengda is subject to the uniform income tax rate of 25%.

Net Income. Our net income increased $2.27million, or 78.56%, to $5.16 million in the three months ended June 30, 2010 from $2.89 million in the same period of 2009. The increase in our net income is the result of higher revenues, higher gross profit, and lower costs due to cost control of freight cost, as discussed above.

The six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

	Six Months Ended					Six Months Ended
	June 30,					June 30,
	(unaudited)					% of Revenue
	2010	2009	$ Change	% Change		2010	2009
	(In thousands, except percentages)
Statement of Operations data

Sales revenue	$60,912	45,009	15,903	35%		100.00%	100.00%
Cost of sales	43,599	33,196	10,403	31%		71.58%	73.75%
Gross profit	17,313	11,813	5,500	47%		28.42%	26.25%
Operating expenses:
Selling expenses	2,193	3,304	(1,111)	(34	) %	3.60%	7.34%
General and administrative expenses	2,466	1,995	471	24%		4.05%	4.43%
Total operating expenses	4,659	5,300	(641)	(12	) %	7.65%	11.78%

Income from operations	12,654	6,513	6,141	94%		20.77%	14.47%
Interest income	383	326	57	17%		0.63%	0.72%
Interest expenses	(286)	(420)	134	(32	) %	(0.47)%	(0.93)%

Income before income tax expense	12,751	6,420	6,331	99%		20.93%	14.26%
Income tax expense	3,034	782	2,252	288%		4.98%	1.74%
Net income before noncontrolling interests	9,716	5,638	4,078	72%		15.95%	12.53%
Net income attributable to noncontrolling interests	415	87	328	377%		0.68%	0.19%

Net income attributable to China Packaging Group Inc. common stockholders	9,301	5,551	3,750	68%		15.27%	12.33%

Revenues. Revenues increased $15.90 million, or 35.33%, to $60.91 million in the six months ended June 30, 2010 from $45.01 million in the same period of 2009. The increase was mainly attributable to: (1) improved market conditions in the six months ended June 30 2010, when demand for our products was fueled by increased industrialization and manufacturing development in China together with more favorable global and domestic economic conditions compared to the six months ended June 30 2009; (2) our success in retaining existing customers and gaining new customers, including certain large customers. For instance, our sales to Nongfu Spring Stock Co., Ltd. in the first six months of 2010 increased by 114% as compared to the same period in 2009; (3) the average purchase price of raw materials increased by 26% in the first six months of 2010 as compared to the same period in 2009, which resulted in our higher production cost. This increase in costs was partially passed on to customers through price increases for our major products; and (4) our introduction of higher priced waterproof and extra heavy packaging products, which increased sales volume and average selling prices.

Cost of Goods Sold. Our cost of goods sold increased $10.40 million, or 31.34%, to $43.60 million in the six months ended June 30, 2010 from $33.20 million in the same period of 2009. This increase was mainly due to an increase in our sales volume and an increase in the cost of raw paper. The cost of goods sold as a percentage of revenues decreased from 73.75% in the six months ended June 30, 2009 to 71.58% in the same period of 2010. The decrease in the cost of goods sold as a percentage of revenue, despite the increase in the absolute figure, was due to our improved production process and equipment, which resulted in more efficient equipment utilization, reduced waste and reduced processing time, as well as our passing the cost increase of raw paper to our customers.

Gross Profit. Our gross profit increased $5.5 million, or 46.55%, to $17.31 million during the six months ended June 30, 2010 from $11.81 million in the same period of 2009. Gross profit as a percentage of revenues was 28.42% during the six months ended June 30, 2010, as compared to 26.25% during the same period of 2009. Such percentage increase was mainly attributable to an increase in the selling price of our major products, a decrease in the cost of goods sold due to improved efficiency and change in product mix, and increased sales of higher margin products to larger customers.

Selling Expenses. Our selling expenses decreased $1.11 million, or 33.62%, to $2.19 million during the six months ended June 30, 2010, from $3.30 million in the same period of 2009. As a percentage of revenues, selling expenses in the six months ended June 30, 2010 decreased to 3.60% from 7.34% for the same period of 2009. Due to the less favorable market situation, we devoted more resources to develop, expand and explore the market, resulting in higher selling expenses in the same period of 2009.

General and Administrative Expenses. Our administrative expenses increased $0.47 million, or 23.61%, to $2.47 million during the six months ended June 30, 2010 from $2.00 million in the same period of 2009. As a percentage of revenues, administrative expenses in the six months ended June 30, 2010 decreased to 4.05%, as compared to 4.43% for the same period of 2009. The increase was mainly attributable to business expansion and the more bonuses for the first half year of 2010 due to the improving business performance over the period.

Interest Expense. Our interest expenses decreased $0.13 million, or 31.90%, to $0.29 million during the six months ended June 30, 2010 from $0.42 million in the same period of 2009. As a percentage of revenues, interest expense in the six months ended June 30, 2010 decreased to 0.47%, as compared to 0.93% for the same period of 2009. The decrease was mainly attributable to a lower short-term loan balance in the three months ended June 30, 2010 as compared to the same period of 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $6.33 million, or 98.61%, to $12.75 million in the six months ended June 30, 2010 from $6.42 million in the same period of 2009. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 20.93% in the six months ended June 30, 2010, as compared to 14.26% in the same period in 2009, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased to $3.03 million from $0.78 million during the six months ended June 30, 2010 as compared to the same period of 2009. The increase in income tax expense was mainly attributable to the end of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in the six months ended June 30, 2010 as compared to the same period in 2009. Great Shengda enjoyed a 12.5% preferential EIT rate in 2009. Starting from 2010, Great Shengda is subject to the uniform income tax rate of 25%.

Net Income. Our net income increased $4.08 million, or 72.33%, to $9.72 million in the six months ended June 30, 2010 from $5.64 million in the same period of 2009. The increase in our net income was the result of higher revenues, higher gross profit, and lower costs due to freight cost control, as discussed above.

Taxation

United States

China Packaging is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Packaging had no taxable income in the United States for the reporting period.

British Virgin Islands

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

In accordance with relevant tax laws and regulations of the PRC, Great Shengda is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning from the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Great Shengda’s first qualified profitable year was 2005, therefore it was subject to income tax at a rate of 12.5% and 25% for calendar years 2009 and 2010, respectively.

Shengda Color is a manufacturing domestic enterprise and was not entitled to any tax holiday. It was subject to income tax at a rate of 25% for calendar years 2009 and 2010.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to the same tax holiday as Great Shengda. Hangzhou Shengming’s first qualified profitable year was 2007, therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $18.72 million and restricted cash of $2.21 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	2,634	4,165
Net cash used in investing activities	(1,009)	(1,764)
Net cash provided by /(used in) financing activities	4,328	(1,125)
Effect of exchange rate changes on cash and cash equivalents	76	(10)
Net increase in cash and cash equivalents	6,029	1,266
Cash and cash equivalents at the beginning of period	12,695	6,856
Cash and cash equivalents at the end of period	18,724	8,122

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $2.63 million for the six months ended June 30, 2010, as compared to $4.17 million in net cash provided by operating activities for the same period in 2009. We experienced significant increase in sales orders as a result of high market demand in the first half of 2010, which resulted in a $4.08 million increase in net income as compared to the same period in 2009. An increase in the balance of our accounts and notes payable from our suppliers also contributed to our net cash flow. However, the increase was off set by (1) an increase in the balance of our accounts and notes receivable, which was in line with the fast growth of our revenues in the six months ended June 30, 2010, and (2) an increase in the balance of our inventory due to the increased purchase price of raw materials and increased storage level for the expected business expansion in the second half of 2010.

We typically grant our customers credit periods ranging from 30 to 60 days. We extend credit to all our customers, and our accounts receivable have grown with our revenues, increasing from $18.58 million at December 31, 2009 to $25.75 million at June 30, 2010.

We have strict internal control on sales and collection of receivables. Our sales managers assess the background, reputation and liquidity of potential customers before granting credit, and sales managers and sales directors analyze, on a monthly basis, receivables balances and aging of customer accounts. To date, we have not experienced debt collection problems. Accordingly, we do not have a bad debt reserve.

Our suppliers generally allow us 45 to 60 days credit. All of our suppliers extend us credit, and our accounts and notes payable have grown with both our revenues and our inventory levels, increasing from $13.85 million at December 31, 2009 to $17.37 million at June 30, 2010. Increased accounts and notes payable in 2010 were also a result of extended average credit periods from our suppliers granted in light of our larger volumes of purchases. We have historically paid our accounts and notes payable on time and do not have past due accounts with our suppliers.

Investing Activities

Net cash used in investing activities was $1.01 million for the six months ended June 30, 2010, as compared to $1.76 million in net cash used in investing activities for the same period in 2009. The decrease was mainly attributable to payment for the purchase of property, plant and equipment relating to the two new production lines in the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2010, as compared to $1.1 million used in financing activities for the same period in 2009. The change was mainly due to the net proceeds from the private placement, totaling $4.01 million in May 2010.

Obligations Under Material Contracts

As of August 15, 2010, we were party to several loan agreements, including:

  Loan Agreement, dated February 3, 2010, between Great Shengda and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan with a total amount of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum.

  Loan Agreement, dated March 5, 2010, between Hangzhou Shengming and Xiaoshan Branch of Agriculture Bank of China, or Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum.

  Loan Agreement, dated March 9, 2010, between Hangzhou Shengming and Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $2.8 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.374% per annum, subject to quarterly adjustment based on the interest rates of the People's Bank of China.

  Commercial Bill Acceptance Agreement, dated May 13, 2010, between Great Shengda and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided six commercial bills with a total amount of RMB 10.0 million (approximately $1.5 million). The commission is 0.05% of the bill amount. In case Great Shengda incurs any alternation in its business mode, including re- organization, planning for IPO, disposal of material assets, change of shareholding structure and other events that may affect Great Shengda's financial status and capacity to perform under the Agreement, Great Shengda shall notify Xiaoshan BOC in a timely manner and if such event may materially and adversely affect Great Shengda's capacity to repay, Great Shengda must obtain Xiaoshan BOC's consent.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue recognition

The Group recognizes revenue in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition”). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2010 and 2009, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for six months ended June 30, 2010 and year ended December 31, 2009.

Income taxes

The Group follows ASC Topic 740, (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements” ) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of June 30, 2010 and December 31, 2009, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from other customers which individually represent greater than 10% of the total revenues for six months ended June 30, 2010 and 2009.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China, or the “PBOC”. However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recently issued accounting pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that is material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Daliang Teng and TJ Wu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management is not aware of any material weakness in our internal control over financial reporting which causes them to believe that any material inaccuracies or errors existed in our financial statements as of June 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

On August 13, 2010, the Company and certain investors, or the Investors, entered into an amendment (the “Amendment”) to the Securities Purchase Agreement dated April 29, 2010. Following the closing of the transactions contemplated by the Securities Purchase Agreement, the investors and the Company identified a mutual mistake relating to Section 4.15 of the Securities Purchase Agreement. Section 4.15 is a negative claw back provision that, as drafted, requires the Company to issue additional shares to the investors upon the occurrence of a specified trigger event (i.e., the sale of equity securities at a price below a specified dollar amount). The mutual mistake of the Company and the investors is that both parties intended that the Company’s Chairman, Nengbin Fang, transfer shares of his that are already outstanding to the investors on a pro rata basis if the triggering event occurs instead of requiring the Company to issue shares to the Investors in such event. The parties entered into the Amendment in order to modify the Securities Purchase Agreement to correct this mutual mistake.

The foregoing summary of the Amendment is qualified by the full text of the Amendment being filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference in its entirety.Item 6. Exhibits.

EXHIBITS.

10.1*	Amendment No. 1 to the Securities Purchase Agreement, dated August 13, 2010, between the Company and the Investors.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 16, 2010

CHINA PACKAGING GROUP INC.

/s/TJ Wu
TJ Wu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Amendment No. 1 to the Securities Purchase Agreement, dated August 13, 2010, between the Company and the Investors.

31.1 *	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *Filed herewith.

*Filed herewith.