Form 10-Q
period 2010-09-30
China Shengda Packaging Group Inc.
filed 2010-11-05
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________

Commission File Number: 333-148232
______________________

CHINA SHENGDA PACKAGING GROUP INC.
(Exact name of registrant as specified in its charter)
_______________________

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

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,456,311 shares of common stock, par value $0.001 per share, outstanding on November 11, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

CHINA SHENGDA PACKAGING GROUP INC.

________________________________________

Consolidated Financial Statements

September 30, 2010 (unaudited)

________________________________________

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Consolidated balance sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-3
Consolidated statements of income and comprehensive income (unaudited) for the three and nine months ended September 30, 2010 and 2009	F-4
Consolidated statement of changes in equity for nine months ended September 30, 2010 (unaudited)	F-5
Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2010 and 2009	F-6
Notes to the consolidated financial statements (unaudited)	F-7~F-24

CHINA SHENGDA PACKAGING GROUP INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$14,876,250	$12,695,444
Restricted cash	11,228,148	4,401,000
Accounts and notes receivable, net	29,785,513	18,584,909
Inventories	16,415,371	8,505,911
Prepayments and other receivables	1,594,109	1,317,584
Total current assets	73,899,391	45,504,848

Non-current assets
Property, plant and equipment, net	20,179,820	18,693,488
Customer relationship, net	1,089,481	1,020,377
Deferred tax assets	467,459	437,062
Goodwill	165,961	-
	$95,802,112	$65,655,775

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$27,462,401	$13,845,023
Amounts due to related party	38,220	2,411,708
Accrued expenses and other payables	1,921,670	1,432,710
Taxes payable	4,101,996	2,754,247
Short-term loans	11,526,900	10,855,800
Total current liabilities	45,051,187	31,299,488

Non-current liabilities
Deferred tax liability	272,370	255,094
	45,323,557	31,554,582

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 100,000,000 shares authorized, 31,456,331 shares issued and outstanding at September 30, 2010 and 27,600,000 shares issued and outstanding at December 31, 2009)	31,456	27,600
Additional paid-in capital	14,094,822	9,047,506
Appropriated retained earnings	5,560,724	5,560,724
Unappropriated retained earnings	26,800,553	12,731,466
Accumulated other comprehensive income	3,991,000	2,989,496
Total equity for stockholders of China Shengda Packaging Group Inc.	50,478,555	30,356,792

Noncontrolling interest	-	3,744,401
Total equity	50,478,555	34,101,193
	$95,802,112	$65,655,775

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$30,946,790	$24,845,187	$91,858,461	$69,853,853
Cost of goods sold	22,525,174	18,132,183	66,124,173	51,327,489
Gross profit	8,421,616	6,713,004	25,734,288	18,526,364
Operating expenses
Selling expenses	998,057	1,808,737	3,191,289	5,113,387
General and administrative expenses	1,336,351	1,072,380	3,801,982	3,067,756
	2,334,408	2,881,117	6,993,271	8,181,143

Other income (expenses)
Interest income	106,967	135,522	489,761	461,288
Interest expense	(138,344)	(180,935)	(424,343)	(600,513)
	(31,377)	(45,413)	65,418	(139,225)
Income before income tax expense and
noncontrolling interest	6,055,831	3,786,474	18,806,435	10,205,996
Income tax expense	1,287,793	457,648	4,322,069	1,239,174
Net income before non-controlling interest	4,768,038	3,328,826	14,484,366	8,966,822
Less: net income attributable to non-controlling interest	-	(61,467)	(415,279)	(148,187)
Net income attributable to China Shengda Packaging’s common stockholders	$4,768,038	$3,267,359	$14,069,087	$8,818,635

Comprehensive income:
Net income	4,768,038	3,328,826	14,484,366	8,966,822
Foreign currency translation adjustment	806,381	40,308	1,001,504	334,735
Comprehensive income	5,574,419	3,369,134	15,485,870	9,301,557
Less: comprehensive income attributable to non-controlling interest	-	(61,497)	(413,581)	(148,258)
Net comprehensive income attributable to China Shengda Packaging’s common stockholders	$5,574,419	$3,307,637	$15,072,289	$9,153,299

Basic and diluted earnings per share	0.15	0.12	0.47	0.32
Weighted-average number of shares outstanding - basic and diluted	31,456,331	27,600,000	29,948,749	27,600,000

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

		Total equity for stockholders of China Packaging
							Accumulated
			Common	Additional	Appropriated	Unappropriated	other
			stock	paid-in	retained	retained	comprehensive	Noncontrolling
	Total equity	Shares	Amount	capital	earnings	earnings	income	interest

Balance as of January 1, 2009	$22,425,224	27,600,000	$27,600	$9,047,506	$5,133,737	$1,006,553	$2,982,457	$4,227,371
Net income	12,357,676	–	–	–	–	12,151,900	–	205,776
Transfer to statutory reserves	–	–	–	–	426,987	(426,987)	–	–
Dividend distribution	(688,872)	–	–	–	–	–	–	(688,872)
Foreign translation currency	7,165	–	–	–	–	–	7,039	126
Balance as of December 31, 2009	$34,101,193	27,600,000	$27,600	$9,047,506	$5,560,724	$12,731,466	$2,989,496	$3,744,401
Net income	14,484,366	–	–	–	–	14,069,087	–	415,279
Reverse acquisition between China Packaging and Evercharm (Note 1)	3,856	3,856,331	3,856	–	–	–	–	–
Net proceeds from private placement	4,015,079	–	–	4,015,079	–	–	–	–
Acquisition of 25% noncontrolling interest on Hangzhou Shengming (Note 2)	(3,000,000)	–	–	1,032,237	–	–	–	(4,032,237)
Dividend distribution	(127,443)	–	–	–	–	–	–	(127,443)
Foreign currency translation	1,001,504	–	–	–	–	–	1,001,504	-
Balance as of September 30, 2010 (unaudited)	$50,478,555	31,456,331	$31,456	$14,094,822	$5,560,724	$26,800,553	$3,991,000	$–

Note 1: On April 1, 2010, Hangzhou Shengming distributed its dividend in relating to its net profit in 2009 and first quarter of 2010, totaling $509,772, in which US$127,443 was distributed to Cheng Loong, a Samoa company who held 25% capital interest in Hangzhou Shengming, and the remaining was eliminated in consolidated financial statements as intercompany transaction.

Note 2: On July 1, 2010, Evercharm entered into a share transfer agreement relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income	$14,484,366	$8,966,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,125,435	1,916,740
Change in operating assets and liabilities:
Restricted cash	(6,620,137)	3,518,160
Accounts and notes receivable	(9,292,389)	(863,682)
Inventories	(7,601,164)	(1,990,410)
Prepayments and other receivables	(233,474)	55,922
Accounts and notes payable	11,795,736	(1,633,087)
Amount due to related party	(2,380,728)	(506,494)
Deferred tax	(24,504)	(22,782)
Accrued expenses and other payables	447,441	(312,705)
Tax payables	1,268,996	68,805
Net cash provided by operating activities	3,969,578	9,197,291

Cash flows from investing activities
Purchase of property, plant and equipment	(3,233,551)	(3,407,407)
Cash paid for acquiring Suzhou AA, net of cash acquired	(208,882)	-
Cash paid for acquiring non-controlling interest	(2,978,775)	-
Net cash used in investing activities	(6,421,208)	(3,407,407)

Cash flows from financing activities
Proceeds from short-term loans	11,326,700	-
Repayment of short-term loans	(10,885,400)	(5,423,830)
Net proceeds from private placement	4,026,020
Dividend paid to Cheng Loong	(127,790)	(99,392)
Net cash flows provided by (used in) financing activities	4,339,530	(5,523,222)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	292,906	201
Net changes in cash and cash equivalents	2,180,806	266,863
Cash and cash equivalents, beginning of period	12,695,444	6,856,250
Cash and cash equivalents, end of period	$14,876,250	$7,123,113

Cash paid during the period for:
Interest paid	$424,399	$659,149
Income taxes paid	$2,050,700	$1,170,369

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The accompanying consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre-printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”) and Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”). The Company and its subsidiaries are collectively referred to as the “Group”.

Principal activities

China Shengda Packaging was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010, China Shengda Packaging completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Shengda Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 27,600,000 shares of China Shengda Packaging’s common stock, which constituted 92% of its issued and outstanding shares on a fully-diluted basis of China Shengda Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Shengda Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Shengda Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Shengda Packaging as the accounting acquiree.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 1,456,311 shares at a price per share of $3.43 for $5 million. Net proceeds after deducting offering costs were approximately $4.0 million.

On April 8, 2010, China Shengda Packaging amended its articles of incorporation and changed the name from "Healthplace Corporation" to "China Shengda Packaging Group Inc." to more accurately reflect its new business.

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Hangzhou Shengming, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It was 50% held by Shengda Color and 50% held by Cheng Loong (Hangzhou) Investment Co., Ltd., (“Cheng Loong”), a company incorporated in Samoa. According to a share purchase agreement between Cheng Loong and Shengda Color dated November 22, 2007, and the approval certificate issued on December 21, 2007 by Zhejiang Government, Shengda Color purchased 25% of the equity interest of Hangzhou Shengming from Cheng Loong (the “Acquisition”) with cash consideration of US$3 million. Hangzhou Shengming became Shengda Color’s 75% subsidiary after the Acquisition. On July 1, 2010, Evercharm entered into a share transfer agreement (the “Share Transfer Agreement”) relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million (the “2nd Acquisition”). After the 2nd Acquisition, Hangzhou Shengming became a wholly-owned subsidiary of the Company. Resulting from the 2nd Acquisition, the noncontrolling interest amounting to approximate US$4 million as of June 30, 2010 was derecognized and the difference between the cash consideration and the noncontrolling interest amounting to approximately $1 million was recognized as additional paid-in capital.

Suzhou AA was incorporated in Suzhou city, Jiangsu province, PRC on June 22, 2010, with registered capital amounting to RMB1.58 million (US$0.23 million). It is engaged in manufacturing and sales of paper products. On August 12, 2010, Great Shengda acquired 100% equity interest of Suzhou AA from the original shareholders, for cash consideration amounting to RMB3 million (US$0.44 million).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

As a result of the share exchange signed on April 8, 2010, Evercharm became a wholly owned subsidiary of China Shengda Packaging. The former Evercharm’s shareholders owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Evercharm was considered to be the accounting acquirer as its shareholders retained control of the Company after the Share Exchange, although China Shengda Packaging is the legal parent company. The Share Exchange was treated as a recapitalization of the Company. As such, Evercharm is the continuing entity for financial reporting purposes. In a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Evercharm had always been the reporting company and then on the Share Exchange date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2010 and for the three and nine-month periods ended September 30, 2010 and 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 8-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2010, its consolidated results of operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Noncontrolling interest represents the ownership interests in a subsidiary that is held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss are attributed to the parent and the noncontrolling interest. If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
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

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with ASC Topic 740-10 (Formerly SFAS No. 109, “Accounting for Income Taxes”).

(d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

(e)	Restricted cash

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, amounting to US$11,228,148 and US$4,401,000 as of September 30, 2010 and December 31, 2009, respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the nine months ended September 30, 2010 and 2009, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2010 and December 31, 2009.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
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

(i)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations (see note 3). Goodwill is not amortized; rather, impairment tests are performed at least annually or more frequently if circumstances indicate impairment may have occurred. If impairment exists, goodwill is immediately written off to its fair value and the best estimate of that loss is recognized in those financial statements.

(j)	Customer relationship

Customer relationship are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group.

(k)	Impairment of long-lived assets

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

A long-lived asset (disposal group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that result from the sale of a long-lived asset (disposal group) is recognized at the date of sale.

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2010 and December 31, 2009, respectively.

(l)	Foreign currency translation and transactions

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

(m)	Commitments and contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 (formerly SFAS No. 5, “Accounting for Contingencies”) the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

(n)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its stockholders after transfer to reserves as required by relevant PRC laws and regulations and the subsidiaries’ articles of association. Appropriations to the reserves are approved by the respective boards of directors.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

As of September 30, 2010 and December 31, 2009, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$5,560,724 and US$5,560,724, respectively.

The statutory reserve of Great Shengda exceeded 50% of its registered capital as of September 30, 2010, therefore it is not required to appropriate its future income to statutory reserve by the PRC laws and regulations.

As of September 30, 2010, the statutory reserve balances of Hangzhou Shengming, Shengda Color and Suzhou AA accounted for approximately 5.2%, 19.0% and nil of their registered capital, respectively. The future income will be subject to statutory reserve.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(o)	Revenue recognition

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

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

(p)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$300,964 and US$372,904 were recorded in general and administrative expenses for the nine months ended September 30, 2010 and 2009. US$262,498 and US$92,911 were recorded in general and administrative expenses for the three months ended September 30, 2010 and 2009, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$38,099 and US$3,665, were recorded in the selling expenses for the nine months ended September 30, 2010 and 2009, respectively. US$12,911 and nil were recorded in the selling expenses for the three months ended September 30, 2010 and 2009, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$329,557 and US$272,958 for the nine months ended September 30, 2010 and 2009, respectively, and US$139,733 and US$90,117 for the three months ended September 30, 2010 and 2009, respectively.

(s)	Income taxes

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

(t)	Uncertain tax positions

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The Group follows ASC Topic 740 (formerly Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions as of September 30, 2010 and December 31, 2009.

(u)	Earnings per share

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

(v)	Comprehensive income

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

(w)	Fair value measurements

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
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

(x)	Recently issued accounting standards

In 2010, Financial Accounting Standards Board (“FASB”) issued several Accounting Standard Updates (“ASUs”) – ASU-2010-1 through ASU-2010-26, which do not require adoption until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of September 30, 2010 and December 31, 2009, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
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

3.	BUSINESS COMBINATION

On August 12, 2010, Great Shengda entered into an acquisition agreement (the “Acquisition Agreement”) with Suzhou AA. According to the Acquisition Agreement, Great Shengda acquired 100% equity interest of Suzhou AA from Ms. Meiying Dai and Mr. Caocheng Qu, for cash consideration amounting to RMB3 million (US$0.44 million). Therefore, the acquisition was accounted as a business combination in accordance with ASC Topic 805 (formerly SFAS No. 141(R), “Business Combination”)

According to ASC Topic 805, the allocation of Suzhou AA’s purchase price among the assets acquired and liabilities assumed is based on estimates of the fair value. Under the purchase method of accounting, the total purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values with the excess charged to goodwill.

In accordance with SEC Regulation S-X Rule 3-05, Suzhou AA was not a significant subsidiary as of the acquisition date, therefore no separate audited financial statements are presented. The results of operations of Suzhou AA for the period from August 12 to September 30, 2010 had been consolidated.

The following table provides the allocation of the purchase price based upon Suzhou AA’s fair value of identifiable net assets on the acquisition date:

Assets
Cash and cash equivalents	$233,090
Property, plant and equipment, net	1,969,956
Identifiable intangible assets
- Customer relationship	312,754
Deferred tax assets	62,762
Goodwill	163,550
Liabilities
Current liabilities	2,221,347
Deferred tax liability	78,189
Purchase price	$442,576

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

4.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Notes receivable	$2,611,805	$3,771,286
Accounts receivable	27,173,708	14,813,623
	$29,785,513	$18,584,909

No allowance for doubtful amounts was provided as of September 30, 2010 and December 31, 2009.

5.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$15,219,214	$7,539,464
Finished goods	1,196,157	966,447
	$16,415,371	$8,505,911

6.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Prepayments	$1,461,507	$1,128,591
Other receivables	132,602	188,993
	$1,594,109	$1,317,584

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Buildings and improvements	$1,804,932	$1,339,277
Machinery	26,278,855	23,777,896
Office equipment and furnishing	582,183	445,153
Motor vehicles	1,421,087	930,799
Construction in progress	89,745	157,674
	30,176,802	26,650,799
Less: accumulated depreciation	(9,996,982)	(7,957,311)
	$20,179,820	$18,693,488

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The Group recorded depreciation expenses of US$1,860,983 and US$1,661,647 for the nine months ended September 30, 2010 and 2009, respectively, and US$671,281 and US$558,075 for the three months ended September 30, 2010 and 2009, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of September 30, 2010 and December 31, 2009.

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 are amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Customer relationship	$2,052,770	$1,700,629
Less: accumulated amortization	(963,289)	(680,252)
	$1,089,481	$1,020,377

Total amortization expenses were US$264,452 and US$255,094 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 customer relationship recognized in the acquisition of Hangzhou Shengming has a remaining useful life of two years and three months, and will be amortized at US$91,407 in the forth quarter of 2010, US$352,603 in 2011 and 2012, respectively. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of 2 years and ten months, and will be amortized at US$26,447 in the forth quarter of 2010, US$103,950 in 2011 and 2012, and US$69,300 in 2013, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	September 30, 2010 (unaudited)			December 31, 2009
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

	4.860%	Jan 12, 2011	$2,694,600	4.860%	Jan 22, 2010	$2,640,600
	4.860%	Feb 02, 2011	2,994,000	4.860%	Apr 19, 2010	1,467,000
Bank of China	4.860%	Feb 18, 2011	2,994,000	4.860%	May 11, 2010	4,401,000
				4.860%	Jun 21, 2010	2,200,500
Subtotal			$8,682,600			$10,709,100

Agricultural Bank of China	4.860%	Feb 18, 2011	2,844,300	4.374%	Jun 30, 2010	146,700
Total			$11,526,900			$10,855,800

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Group, with weighted average balances of US$12,031,587 and US$16,662,403 and weighted average interest rates of 4.786% and 4.805% for the nine months ended September 30, 2010 and 2009. The weighted average balances were US$11,612,443 and US$15,077,917 and the weighted average interest rates were 4.822% and 4.805% for the three months ended September 30, 2010 and 2009, respectively.

The following table summarizes the unused lines of credit:

	September 30, 2010 (unaudited)				December 31, 2009
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 28, 2010	September 28, 2011	$22,455,000	$13,023,900	September 10, 2009	August 28, 2010	$22,005,000	$11,295,900
Agricultural Bank of China	September 16, 2010	March 16, 2011	11,227,500	9,730,500	March 12, 2009	March 12, 2010	11,002,500	11,002,500
	December 30, 2009	December 22, 2010	4,491,000	1,646,700	December 30, 2009	December 22, 2010	4,401,000	4,254,300
Total			$38,173,500	$24,401,100			$37,408,500	$26,552,700

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Notes payable	$22,455,000	$5,868,000
Accounts payable	5,007,401	7,977,023
	$27,462,401	$13,845,023

The notes payable were issued by the Great Shengda and Shengming to their suppliers for raw materials purchased. All the notes payable were bank accepted note payable without interest and due within six months.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Advance from customers	$565,917	$276,801
Payroll and welfare payable	224,011	184,601
Other payables	372,639	367,562
Accrued expenses	599,875	505,495
Other current liabilities	159,228	98,251
	$1,921,670	$1,432,710

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Amounts due to Shengda Group	$38,220	$2,411,708

The related party balances were expenses or purchases paid by Shengda Group Co., Ltd. (the ‘‘Shengda Group’’) on behalf of the Group, which would be settled in short term. They were recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transaction included lease of lands and offices from related parties as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Related parties	Relationship	2010	2009	2010	2009
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$62,240	$61,706	$185,710	$185,067
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	44,370	43,989	132,390	131,931
Shengda Group	Controlled by the same ultimate stockholders	66,555	65,984	198,585	197,897
		$173,165	$171,678	$516,685	$514,895

The lease prices were determined with reference to market prices.

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(k), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$19,774,159 and US$14,635,830 as of September 30, 2010 and December 31, 2009, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

14.	TAXATION

Taxes payable are composed of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
VAT payable	$43,808	$1,065,498
Income tax payable	3,381,597	1,024,269
Witholding tax payable	673,650	660,150
Other taxes payable	2,941	4,330
	$4,101,996	$2,754,247

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging had no U.S. taxable income for the nine months ended September 30, 2010 and 2009.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
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

Suzhou AA is a manufacturing domestic enterprise and was not entitled to any tax holiday. It was subject to income tax at a rate of 25% for calendar years 2010.

Under the Enterprise Income Tax Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to their foreign investors who are a non-resident enterprises will be subject to a 20% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax. BVI, where Evercharm was incorporated and Samoa, where Chengloong was incorporated, have a tax treaty with the PRC and a reduced rate of 10% withholding tax is applicable to dividends paid out of the net profits generated since January 1, 2008 by the Company’s PRC subsidiaries, to Evercharm and Chengloong.

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$1,417,693	$872,085	$4,702,609	$2,551,499
Effect of tax holiday	(145,784)	(459,347)	(380,915)	(1,239,111)
Additional deductable expenses	-	-	-	(33,746)
Others	15,884	44,910	375	(39,468)
Effective enterprise income tax	$1,287,793	$457,648	$4,322,069	$1,239,174

The significant components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current tax expenses	$1,297,097	$465,238	$4,346,573	$1,261,945

Deferred tax benefits	(9,304)	(7,590)	(24,504)	(22,771)
Income tax expenses	$1,287,793	$457,648	$4,322,069	$1,239,174

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$467,459	$437,062
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(272,370)	$(255,094)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

15.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of September 30, 2010 and December 31, 2009.

The Group has entered into operating lease agreements for offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2010	$253,209
2011	404,096
2012	255,142
2013	7,380
2014 and thereafter	7,380
Total	$927,207

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not record any contingencies as of September 30, 2010 and December 31, 2009.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

17.	SUBSEQUENT EVENT

The following subsequent event is identified.

In October 2010, Great Shengda was qualified as a high-tech company, as a result of which Great Shengda will be entitled to a preferential tax rate of 15% for three years beginning in 2010, subject to completion of filing with PRC Ministry of Science and Technology registration with and approval by the local tax bureau. Great Shengda is in the process of registering its high-tech status with the competent authorities. Once approval is obtained and subject to the approval, the preferential tax rate will apply retroactively to be effective on January 1, 2010.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and nine months periods ended September 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “BVI” refers to the British Virgin Islands;

  “Cheng Loong” refers to Cheng Loong (Hangzhou) Investment Co., Ltd., a company incorporated in Samoa.

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “China Packaging,” “the Company,” “our company,” “we,” “us,” or “our,” refers to the combined business of China Shengda Packaging Group Inc., and its wholly-owned subsidiaries, Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou A&A, but do not include the stockholders of China Shengda Packaging Group Inc.;

  “Evercharm” refers to Evercharm Holdings Limited, a BVI company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

  “Great Shengda” refers to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  “Hangzhou Shengming” refers to Hangzhou Shengming Paper Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Healthplace” refers to us when our name was Healthplace Corporation and before it was changed to China Shengda Packaging Group, Inc.;

  “PRC Subsidiaries” refers to our Chinese operating subsidiaries Great Shengda, Shengda Color and Hangzhou Shengming,

  “RMB” refers to Renminbi, the legal currency of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Shengda Color” refers to Zhejiang Shengda Color Pre-printing Co. Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “Shengda Holdings” refers to Shengda (Group) Holdings Limited, an Island of Bermuda company;

  “Suzhou AA” refers to Suzhou Asian & American Paper Products Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  YRD refers to Yangtze River Delta Economic Zone, which includes Shanghai, Zheijiang Province and Jiangsu Province.

Overview

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards, which are used for the production of our flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer and industrial goods. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products.

We serve a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of whom have been with us for over five years.

As of September 30, 2010, we had 1,560 employees. We currently have an annual capacity of 456 million square meters.

Recent development

On July 1, 2010, Evercharm entered into a share transfer agreement (the “Share Transfer Agreement”) relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million (the “2nd Acquisition”). After the 2nd Acquisition, Hangzhou Shengming became a wholly-owned subsidiary of the Company. The 2nd Acquisition was completed in October 2010.

On August 12, 2010, Great Shengda acquired 100% equity interest of Suzhou AA from the original shareholders, for cash consideration amounting to RMB3 million (US$0.44 million). The acquisition was completed in October 2010,

In October 2010, Great Shengda was qualified as a high-tech company, as a result of which Great Shengda will be entitled to a preferential tax rate of 15% for three years beginning in 2010, subject to completion of registration with PRC Ministry of Science and Technology and approval by the local tax bureau. Great Shengda is in the process of registering its high-tech status with the competent authorities. Subject to obtaining the approval, the preferential tax rate will be applied retroactively from January 1, 2010.

Third quarter Financial Performance Highlights

During the third quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The packaging industry continued to expand during the third quarter of 2010 in large part, we believe, due to Chinese government policies designed to stimulate the economy, and improve infrastructure throughout China and encourage domestic consumption, and growth in urbanization and industrialization throughout China.

The following are some financial highlights for the third quarter of 2010:

  Sales Revenue: Sales revenue increased $6.1 million, or 24.6%, to $30.9 million for the third quarter of 2010 from $24.8 million for the same period of last year.
  Gross Profit: Gross profit of $8.4 million represented 27.2% of sales revenue for the third quarter of 2010, compared with gross profit of $6.7 million that represented 27.0% of sales revenue for the same period in 2009.
  Net Income attributable to China Packaging common stockholders: Net income attributed to our stockholders increased $1.5 million, or 45.9%, to $4.8 million for the third quarter of 2010, from $3.3 million for the same period of last year.
  Basic and fully diluted net income per share: Basic and fully diluted net income per share was $0.15 for the third quarter of 2010, compared with $0.12 for the same period last year.

Results of Operations

Results of operations for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

	Three Months Ended
	September 30,
	(unaudited)
	2010	2009	$Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Revenues	$30,947	24,845	6,102	24.6%
Cost of goods sold	22,525	18,132	4,393	24.2%

Gross profit	8422	6713	1709	25.5%
Operating expenses			-
Selling expenses	998	1,809	(811)	(44.8	) %
General and administrative expenses	1,337	1,072	265	24.7%

Total operating expenses	2,335	2,881	(546)	(19.0	) %

Income from operations	6,087	3,832	2,255	58.9%
Interest income	107	136	(29)	(21.0	) %
Interest expenses	(138)	(180)	42	(23.5	) %

Income before income tax expense and noncontrolling interest	6,056	3,786	2,270	59.9%

Income taxes	1,288	457	831	181.4%

Net income before noncontrolling interest	4,768	3,329	1,439	43.2%
Net income attributable to noncontrolling interest		61	(61)	(100.0	) %
Net income attributable to China Shengda Packaging Group Inc. common stockholders	$4,768	3,268	1,500	45.9%

Revenues. Revenues increased $6.1 million, or 24.6%, to $30.9 million in the three months ended September 30, 2010 from $24.8 million in the same period of 2009. Higher selling prices, representing the primary reason for increased revenues, resulted in a $5.3 million increase in revenues. The average purchase price of raw materials increased by approximately 33.0% in the three months ended September 30, 2010 as compared to the same period in 2009. The purchase price was partially passed on to customers through increased selling prices, ranging from approximately 15.0% to 30.0%, for our major products. We expect our selling prices to stabilize for the remainder of 2010 unless our raw material costs continue to increase, in which case we may decide to further increase selling prices. The remainder of our revenue increase was primarily a result of increased sales volume from strengthened demand for our products, including demand from our major customers in the food, beverage and cigarettes and home appliances and electronics sectors, which accounted for $0.8 million of our revenue increase.

Our product mix, based on revenues, changed during the third quarter of 2010, with color cartons accounting for a higher percentage of our revenues than in prior periods. For the three months ended September 30, 2010, color cartons accounted for 27.2% of our revenues, and flexo cartons accounted for the rest, compared to 25.9% and 74.1%, respectively, for the same period in 2009. Average per square meter prices for our color cartons and flexo cartons in the third quarter of 2010 were approximately $0.44 and $0.36, respectively, as compared to approximately $0.39 and $0.29, respectively, for the same period of 2009. We expect sales volume of color cartons will continue to increase and constitute an increasing portion of our revenues as we intend to expand our production capacity for color cartons to meet anticipated rising demand from expected increased consumer emphasis on image and presentation.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 22.2% and 25.2% of our revenues in the three months ended September 30, 2010, respectively. We benefited from the economic recovery of the region since the financial crisis in 2008. According to the Development Research Center of the State Council of China, the economy in the YRD region experienced significant growth in 2009 and 2010, representing a GDP growth rate of 7.3% from 2008 to 2009 and 20.6% from the first half of 2009 to the same period of 2010. We expect the economy of the YRD region to continue to grow into the rest of 2010 and 2011, which we believe will provide a favorable macroeconomic environment for our business.

Cost of Goods Sold. Our cost of goods sold increased $4.4 million, or 24.2%, to $22.5 million in the three months ended September 30, 2010 from $18.1 million in the same period of 2009. This increase was mainly due to an increase in the cost of raw material, which increased $3.9 million, or 30.0%, to $17.0 million in the three months ended September 30, 2010 from $13.1 million in the same period of 2009. The increase in our raw material costs was primarily due to an increase in our sales volume and an increase in the average purchase price of raw materials. Despite the increase in the absolute figure, our cost of goods sold as a percentage of revenues decreased from 73.0% in the three months ended September 30, 2009 to 72.8% in the same period of 2010. This decrease was due to passing the cost increase of raw material partially to our customers and our improved production process and equipment, which resulted in more efficient equipment utilization, reduced waste and reduced processing time.

Gross Profit. Our gross profit increased $1.7 million, or 25.5%, to $8.4 million during the three months ended September 30, 2010 from $6.7 million in the same period of 2009. Gross profit from flexo cartons increased by $1.0 million, or 20.8%, to approximately $5.8 million in the three months ended September 30, 2010 from $4.8 million in the same period of 2009. Gross profit from color cartons increased by $0.7 million, or 36.8%, to approximately $2.6 million in the three months ended September 30, 2010 from $1.9 million in the same period of 2009. Gross profit as a percentage of revenues was 27.2% during the three months ended September 30, 2010, as compared to 27.0% during the same period of 2009. Such percentage increase was mainly the result of the increase in revenues with a proportionately smaller increase in the cost of goods sold. The increase in our gross profit was also partially due to the addition of higher margin packaging products, including waterproof and extra heavy-duty packaging, to our product offering.

Selling Expenses. Selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses, of which freight represents the most significant factor, accounting on average for approximately 65.0% of selling expenses. Our selling expenses decreased $0.8 million, or 44.8%, to $1.0 million during the three months ended September 30, 2010, from $1.8 million in the same period of 2009. As a percentage of revenues, selling expenses in the three months ended September 30, 2010 decreased to 3.2% from 7.3% for the same period of 2009. In the same period of 2009, we incurred higher selling expenses because we devoted more resources to develop, expand and explore the market in light of the unfavorable economic conditions in 2009. To date, we have not spent significant amounts on advertising as we mainly rely on long-term relationships with existing customers and our reputation as a quality packaging solutions provider in the YRD to attract new customers. The decrease was primarily due to: (1) $0.3 million decreased in traveling and advertising expenses, from $0.4 million in the third quarter of 2009 to $0.1 million in the same period of 2010, (2) $0.5 million decreased in the freight from $1.1 million in the third quarter of 2009 to $0.6 million in the same period of 2010.

We engaged a logistics specialist in fiscal year 2009 to evaluate how we may improve efficiency. Based on the evaluation, we changed our delivery logistics to ship products when we can fill a truckload with products, to the extent no delay in delivery and no undue demand on storage capacity will result, rather than shipping when the products were manufactured. This helped reduce freight cost in the third quarter of 2010. Freight as a percentage of revenues in the third quarter of 2010 was approximately 2.1%, reduced from approximately 4.7% in the same period last year. We intend to continue to optimize our delivery logistics in this manner to keep selling expenses down.

Freight costs in a region generally fluctuate with the region’s level of economic activities. However, the fluctuations in freight costs generally do not have significant impact on our costs because the relatively short lead time (usually two weeks or less) for our products enables us to reflect freight costs in our selling prices.

General and Administrative Expenses. General and administrative expenses comprise research and development expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $0.2 million, or 24.7%, to $1.3 million during the three months ended September 30, 2010 from $1.1 million in the same period of 2009. The increase was mainly attributable to research and development expenses rising to $0.3 million in the third quarter of 2010 from $0.1 million in the same period of 2009. We will continue to invest in research and development throughout the year and we expect expenses will reach approximately $1.0 million for the year ended December 31, 2010. We have invested in six collaborative R&D projects with five research institutions since the second quarter of 2010. These projects focus on developing new products or new packaging or printing technologies. As a percentage of revenues, general and administrative expenses in the three months ended September 30, 2010 remained the same as 4.3%, as compared to the same period of 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $2.3 million, or 60.0%, to $6.1 million in the three months ended September 30, 2010 from $3.8 million in the same period of 2009. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 19.6% in the three months ended September 30, 2010, as compared to 15.2% in the same period in 2009, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased to $1.3 million from $0.5 million during the three months ended September 30, 2010 as compared to the same period of 2009. The increase in income tax expense was mainly attributable to the expiration of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in the three months ended September 30, 2010 as compared to the same period in 2009. Great Shengda enjoyed a 12.5% preferential enterprise income tax rate in 2009. Starting in 2010, Great Shengda is subject to the uniform income tax rate of 25%. However, we expect that Great Shengda will obtain approval from the PRC Ministry of Science and Technology and qualify as a high-tech company in the fourth quarter of 2010, in which case Great Shengda would be entitled to a preferential tax rate of 15% for three years beginning in 2010.

Net income attributable to China Packaging Group Inc. common stockholders. Our net income attributable to China Packaging Group Inc. common stockholders increased $1.5 million, or 45.9%, to $4.8 million in the three months ended September 30, 2010 from $3.3 million in the same period of 2009 as result of the above factors.

Results of operations for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,
	(unaudited)
	2010	2009	$	Change	% Change
	(In thousands, except percentages)

Statement of Operations data
Sales revenue	$91,858	69,854		22,004	31.5%
Cost of goods sold	66,124	51,328		14,796	28.8%

Gross profit	25,734	18,526		7,208	38.9%
Operating expenses	-	-		-
Selling expenses	3,191	5,113	(1,922)	(37.6	) %
General and administrative expenses	3,802	3,068	734	23.9%

Total operating expenses	6,993	8,181	(1,188)	(14.5	) %

Income from operations	18,741	10,345	8,396	81.2%
Interest income	490	461	29	6.2%
Interest expenses	(425)	(600)	175	(29.3	) %

Income before income tax expense and noncontrolling interest	18,806	10,206	8,600	84.3%

Income taxes	4,322	1,239	3,083	248.8%

Net income before noncontrolling interest	14,484	8,967	5,517	61.5%
Net income attributable to noncontrolling interest	415	148	267	180.2%
Net income attributable to China Shengda Packaging Group Inc. common stockholders	$14,069	8,819	5,250	59.5%

Revenues. Revenues increased $22.0 million, or 31.5%, to $91.9 million in the nine months ended September 30, 2010 from $69.9 million in the same period of 2009. Higher selling prices, representing the primary reason for increased revenues, resulted in a $16.3 million increase in revenues. The average purchase price of raw materials increased by approximately 31.0% in the first nine months of 2010 as compared to the same period in 2009, which cost increase was partially passed on to customers through increased selling prices, ranging from approximately 15.0% to 30.0%, for our major products. We expect our selling prices to stabilize for the remainder of 2010 unless our raw material costs continue to increase, in which case we may decide to further increase selling prices. The remainder of our revenue increase was primarily a result of increased sales volume from strengthened demand for our products, including demand from our major customers in the food, beverage and cigarettes and home appliances and electronics sectors, which accounted for $4.7 million of our revenue increase.

Our product mix, based on revenues, changed during the nine months ended September 30, 2010, with color cartons accounting for a higher percentage of our revenues than in prior periods. For the nine months ended September 30, 2010, color cartons accounted for 26.9% of our revenues, and flexo cartons accounted for the rest, compared to 24.8% and 75.2%, respectively, for the same period in 2009. Average per square meter prices for our color cartons and flexo cartons in the first three quarters of 2010 were approximately $0.43 and $0.36, respectively, as compared to approximately $0.37 and $0.28, respectively, for the same period of 2009. We expect sales volume of color cartons will continue to increase and account for an increasing portion of our revenues as we intend to expand our production capacity for color cartons to meet anticipated rising demand from expected increased consumer emphasis on image and presentation.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 25.2% and 22.2% of our revenues in the nine months ended September 30, 2010, respectively. We benefited from the economic recovery of the region since the financial crisis in 2008. According to the Development Research Center of the State Council of China, the economy in the YRD experienced significant growth in 2009 and 2010, representing a GDP growth rate of 7.3% from 2008 to 2009 and 20.6% from the first half of 2009 to the same period of 2010. We expect the economy of the YRD to continue to grow into the rest of 2010 and 2011, which we believe will provide a favorable macroeconomic environment for our business.

Cost of Goods Sold. Our cost of goods sold increased $14.8 million, or 28.8%, to $66.1 million in the nine months ended September 30, 2010 from $51.3 million in the same period of 2009. This increase was mainly due to an increase in the cost of raw material, which increased $12.8 million, or 33.3%, to $51.1 million in the nine months ended September 30, 2010 from $38.4 million in the same period of 2009. The increase in our raw material costs was primarily due to an increase in our sales volume and an increase in the average purchase price of raw materials. Labor costs also accounted for a portion of the increase in our cost of goods sold as such costs increased $0.4 million, or 9.3%, to $4.7 million in the nine months ended September 30, 2010 from $4.3 million in the same period of 2009. Despite the increase in the absolute figure, our cost of goods sold as a percentage of revenues decreased from 73.5% in the nine months ended September 30, 2009 to 72.0% in the same period of 2010. This decrease was due to our passing on the cost increase of raw material partially to our customers and our improved production process and equipment, which resulted in more efficient equipment utilization, reduced waste and reduced processing time.

Gross Profit. Our gross profit increased $7.2 million, or 38.9%, to $25.7 million during the nine months ended September 30, 2010 from $18.5 million in the same period of 2009. Gross profit from flexo cartons increased by $4.8 million, or 35.8%, to approximately $18.2 million in the nine months ended September 30, 2010 from $13.4 million in the same period of 2009. Gross profit from color cartons increased by $2.4 million, or 47.1%, to approximately $7.5 million in the nine months ended September 30, 2010 from $5.1 million in the same period of 2009. Gross profit as a percentage of revenues was 28.0% during the nine months ended September 30, 2010, as compared to 26.5% during the same period of 2009. Such percentage increase was mainly the result of the increase in revenues with a proportionately smaller increase in the cost of goods sold. The increase in our gross profit was also partially due to the addition of higher margin packaging products, including waterproof and extra heavy-duty packaging, to our product offering.

Selling Expenses. Our selling expenses decreased $1.9 million, or 37.6%, to $3.2 million during the nine months ended September 30, 2010, from $5.1 million in the same period of 2009. As a percentage of revenues, selling expenses in the nine months ended September 30, 2010 decreased to 3.5% from 7.3% for the same period of 2009. In the same period of 2009, we incurred higher selling expenses because we devoted more resources to develop, expand and explore the market in light of the unfavorable economic conditions in 2009. To date, we have not spent significant amounts on advertising as we mainly rely on long-term relationships with existing customers and our reputation as a quality packaging solutions provider in the YRD to attract new customers. The decrease was primarily due to: (1) $0.7 million decreased in traveling and advertising expenses, from $1.2 million in the first three quarters of 2009 to $0.5 million in the same period of 2010, (2) $1.2 million decreased in the freight from $3.3 million in the first three quarters of 2009 to $2.1 million in the same period of 2010.

We changed our delivery logistics, which has helped reduce freight. Freight as a percentage of revenues in the first three quarters of 2010 was approximately 2.3%, reduced from approximately 4.7% in the same period last year. We intend to continue to optimize our delivery logistics in this manner to keep selling expenses down.

General and Administrative Expenses. General and administrative expenses comprise research and development expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $0.7 million, or 23.9%, to $3.8 million during the nine months ended September 30, 2010 from $3.1 million in the same period of 2009. The increase was mainly attributable to business expansion and more bonuses paid in the first three quarters of 2010 due to improving business performance over the period. The total amount of salary, traveling, office, and depreciation increased to $1.3 million in the first three quarters of 2010 from $0.7 million in the same period of 2009, while research and development expenses decreased by $0.1 million. Research and development expenses decreased to $0.3 million in the first three quarters of 2010 from $0.4 million in the same period in 2009. However, we will continue to invest in research and development throughout the year and we expect research and development expenses will reach approximately $1.0 million for the year ended December 31, 2010. We have invested in six collaborative R&D projects with five research institutions since the second quarter of 2010. These projects focus on developing new products or new packaging or printing technologies. As a percentage of revenues, general and administrative expenses in the nine months ended September 30, 2010 decreased to 4.1%, as compared to 4.4% for the same period of 2009. [The decrease was mainly attributable to strict expense controls and improved management efficiency.]

Interest Expense. Our interest expenses decreased $0.2 million, or 29.2%, to $0.4 million during the nine months ended September 30, 2010 from $0.6 million in the same period of 2009. As a percentage of revenues, interest expense in the nine months ended September 30, 2010 decreased to 0.5%, as compared to 0.9% for the same period of 2009. The decrease is mainly attributable to a lower short-term loan balance in the nine months ended September 30, 2010 as compared to the same period of 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $8.6 million, or 84.3%, to $18.8 million in the nine months ended September 30, 2010 from $10.2 million in the same period of 2009. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 20.5% in the nine months ended September 30, 2010, as compared to 14.6% in the same period in 2009, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased to $4.3 million from $1.2 million during the nine months ended September 30, 2010 as compared to the same period of 2009. The increase in income tax expense was mainly attributable to the expiration of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in the three months ended September 30, 2010 as compared to the same period in 2009.

Net income attributable to China Packaging Group Inc. common stockholders. Our net income attributable to China Packaging Group Inc. common stockholders increased $5.3 million, or 59.5%, to $14.1 million in the nine months ended September 30, 2010 from $8.8 million in the same period of 2009 as the result of the above factors.

Taxation

United States

China Packaging is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Packaging had no taxable income in the United States for the reporting period.

British Virgin Islands

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

Great Shengda was entitled to a tax holiday of two years beginning in 2008, followed by three years of taxation at half of the normal tax rate. It was subject to income tax at a rate of 12.5% and 25% for calendar years 2009 and 2010, respectively. We expect that Great Shengda will obtain the approval from the PRC Ministry of Science and Technology and qualify as a high-tech company in the fourth quarter of 2010, as a result of which Great Shengda will be entitled to a preferential tax rate of 15% for three years beginning in 2010.

Shengda Color is a manufacturing domestic enterprise and was not entitled to any tax holiday. It was subject to income tax at a rate of 25% for calendar years 2009 and 2010.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning in 2007, followed by three years of taxation at half of the normal tax rate. It is subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Suzhou AA is a manufacturing domestic enterprise and was not entitled to any tax holiday. It was subject to income tax at a rate of 25% for calendar years 2010.

Under the Enterprise Income Tax Law, dividends, interest, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to their foreign investors who are non-resident enterprises are subject to a 20% withholding tax, unless the non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax. BVI, where Evercharm was incorporated, and Samoa, where Cheng Loong, holder of 25% equity interest in Hangzhou Shengming until October 29, 2010, was incorporated, each has a tax treaty with the PRC and a reduced rate of 10% withholding tax is applicable to dividends paid out of the net profits generated since January 1, 2008 by the Company’s PRC subsidiaries, to Evercharm and Cheng Loong.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

We incurred income taxes of $4.3 million for the nine-month period ended September 30, 2010, an increase of $3.1 million or 248.8% from the income taxes we incurred in the same 2009 period, which were $1.2 million. The increase in income tax expense was mainly attributable to the expiration of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in the nine months ended September 30, 2010 as compared to the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $14.9 million and restricted cash of $11.2 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2010	2009
	(Unaudited; in thousands)

Net cash provided by operating activities	3,970	9,197
Net cash provided by (used in) investing activities	(6,421)	(3,407)
Net cash provided by (used in) financing activities	4,340	(5,523)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	293	-
Net changes in cash and cash equivalents	2,181	267
Cash and cash equivalents at the beginning of period	12,695	6,856
Cash and cash equivalents at the end of period	14,876	7,123

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2010, as compared to $9.2 million in net cash provided by operating activities for the same period in 2009. We experienced significant growth in sales orders due to high market demand in the first three quarters of 2010, which resulted in net income attributable to China Packaging Group Inc. common stockholders of $14.5 million during the period, a $5.2 million increase as compared to the same period in 2009. An increase in the balance of our accounts and notes payable due to our suppliers also contributed to our net cash flow, totaling $11.8 million. However, the increase was offset by (1) an increase in the balances of our accounts and notes receivable, which was in line with the fast growth of our revenues in the nine months ended September 30, 2010, amounting to $9.3 million, (2) an increase in the balance of our inventory due to the increased purchase price of raw materials and increased inventory, amounting to $7.6 million, (3) an increase in the balance of our restricted cash due to the increased notes payable issued to our suppliers, amounting to $6.6 million, and (4) the repayment for the amount due to related party, amounting $2.4 million.

We typically grant our customers credit periods ranging from 60 to 90 days. Our average accounts receivable turnover period was 71 days in the first three quarters of 2010, compared to 93 days for the same period in 2009.

We have strict internal control on sales and collection of receivables. Our sales managers assess the background, reputation and liquidity of potential customers before granting credit, and sales managers and sales directors analyze, on a monthly basis, receivables balances and aging of customer accounts. To date, we have not experienced debt collection problems. Accordingly, we do not have a bad debt reserve. We do not anticipate further extending the credit periods to our customers. We believe it will be difficult, at least in the short term, to return to the shorter credit periods in place prior to the global financial and economic crisis during 2008 and 2009, although we did succeed in shortening the average accounts receivable turnover period in the first three quarters of 2010, as compared to the same period of 2009.

Our suppliers generally allow us 45 to 60 days credit. All of our suppliers extend us credit, and our accounts and notes payable have grown with both our revenues and our inventory levels, increasing from $13.8 million at December 31, 2009 to $27.5 million at September 30, 2010. Increased accounts and notes payable in 2010 were also a result of extended average credit periods from our suppliers granted in light of our larger volumes of purchases. We have historically paid our accounts and notes payable on time and do not have past due accounts with our suppliers.

Investing Activities

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2010, as compared to $3.4 million in net cash used in investing activities for the same period in 2009. The increase was mainly attributable to the $3.0 million use to acquire the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong and the acquisition of Suzhou AA in August, 2010 for net cash consideration of $0.2 million. The purchases of property, plant and equipment remained relatively flat at $3.2 million during the first three quarters of 2010, as compared to $3.5 million during the same period of 2009.

Financing Activities

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2010, as compared to $5.5 million used in financing activities for the same period in 2009. The change was mainly due to the net proceeds from the private placement, totaling $4.0 million in May 2010. During the first three quarters of 2010, we received proceeds from short-term loans amounting $11.3 million and repaid short-term loans amounting $10.9 million.

Obligations Under Material Contracts

Short Term Loans and Commercial Bill Acceptance Agreements

As of September 30, 2010, we were party to several loan agreements, including:

• Loan Agreement, dated July 13, 2010, between Great Shengda, as borrower, and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 18.0 million (approximately $2.6 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of asset in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restricts the borrower from making dividend distribution if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

• Loan Agreement, dated August 3, 2010, between Great Shengda, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains the same restrictive covenants applicable to the borrower as described above.

• Loan Agreement, dated August 19, 2010, between Hangzhou Shengming, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains the same restrictive covenants applicable to the borrower as described above.

• Loan Agreement, dated September 3, 2010, between Hangzhou Shengming and Xiaoshan Agriculture Bank of China, or Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $2.8 million) in principal amount. The agreement is for a term of six months. The interest rate is 4.86% per annum, subject to monthly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any shareholding change or restructuring from mergers and acquisitions or any other joint venture arrangement, major investment, leasing, pledging or mortgaging the borrower’s assets in each case without obtaining prior approval of the lender. The loan agreement also contains covenants that restricts the borrower from withdrawal of capital, asset transfer, or equity transfer during the term of the loan.

As of September 30, 2010, we were party to a number of commercial bill acceptance agreements, including the following:

				Amount of		# of	Required
Date	Bank	Applicant	Guarantor	Acceptance (x)	Commission	Bills	Deposit

5/13/2010	Xiaoshan Bank of China (“BOC”)	Great Shengda	SD Group	$1.5 million	0.05%	6	50% of (x)
7/15/2010	Xiaoshan BOC	Great Shengda	SD Group	$1.5 million	0.05%	4	50% of (x)
7/17/2010	Xiaoshan Rural Cooperation Bank	Great Shengda	N/A	$1.5 million	0.05%	3	50% of (x)
7/23/2010	Xiaoshan BOC	Great Shengda	SD Group	$3.0 million	0.05%	4	50% of (x)
8/3/2010	Xiaoshan Rural Cooperation Bank	Great Shengda	N/A	$1.5 million	0.05%	2	50% of (x)
8/6/2010	Xiaoshan BOC	Hangzhou Shengming	Great Shengda	$4.4 million	0.05%	4	50% of (x)
8/11/2010	Xiaoshan BOC	Great Shengda	SD Group	$1.5 million	0.05%	2	50% of (x)
8/26/2010	Xiaoshan BOC	Hangzhou Shengming	Great Shengda	$4.4 million	0.05%	4	50% of (x)
9/16/2010	Xiaoshan ABC	Great Shaengda	SD Group	$3.0 million	0.05%	2	30% of (x)

Under each of the above commercial bill acceptance agreement, if the applicant engages in or effects any re-organization, initial public offering, disposal of material assets, change of shareholding structure and other events that may affect its financial status and ability to perform its obligations under the agreement, it shall notify the bank in a timely manner; if any such event materially and adversely affects the applicant’s ability to repay outstanding balances, it must obtain the bank's consent.

As of the date of this quarterly report, all the relevant bills under the July 17, 2010, July 23, 2010 and August 3, 2010 commercial bill acceptance agreements have been performed.

Lines of Credit

The following table sets forth amounts available for us to borrow under maximum debt guarantee contracts between SD Group, as guarantor, and certain banks. We refer to these debt guarantee contracts as our lines of credit. The following table includes the amounts outstanding under our lines of credit as of September 30, 2010 and December 31, 2009.

	September 30, 2010 (unaudited)				December 31, 2009
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 28, 2010	September 28, 2011	$22,455,000	$13,023,900	September 10, 2009	August 28, 2010	$22,005,000	$11,295,900
Agricultural Bank of China	September 16, 2010	March 16, 2011	11,227,500	9,730,500	March 12, 2009	March 12, 2010	11,002,500	11,002,500
	December 30, 2009	December 22, 2010	4,491,000	1,646,700	December 30, 2009	December 22, 2010	4,401,000	4,254,300
Total			$38,173,500	$24,401,100			$37,408,500	$26,552,700

The short term loans described above have been borrowed pursuant to our lines of credit. In addition, certain commercial bill acceptance agreements that are guaranteed by SD Group are also drawn under our lines of credit.

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

Revenue recognition

We recognize revenue in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin No. 104, “Revenue recognition”). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for nine months ended September 30, 2010 and 2009, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for nine months ended September 30, 2010 and year ended December 31, 2009.

Income taxes

We follow ASC Topic 740, (formerly SFAS No. 109, “Accounting for Income Taxes”) which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

We adopted ASC Topic 820-10 (formerly SFAS No. 157, “Fair Value Measurements” ) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of September 30, 2010 and December 31, 2009, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from other customers which individually represent greater than 10% of the total revenues for nine months ended September 30, 2010 and 2009.

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

We transact all of our business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China, or the “PBOC”. However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recently issued accounting pronouncements

In 2010, Financial Accounting Standards Board (“FASB”) issued several Accounting Standard Updates (“ASUs”) – ASU-2010-1 through ASU-2010-26, which do not require adoption until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and commodity prices. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below. The following sections provide quantitative information on our exposure to market risks. Our use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On November 1, 2010, the RMB traded at 6.6616 to the U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our borrowings at September 30, 2010, would decrease income before income tax expense and noncontrolling interest by approximately $0.1 million for the nine months ended September 30, 2010. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Commodity Prices

We are generally exposed to commodity price swings. Considering the Company’s ability to pass on to customers certain raw material costs through contractual provisions, the market’s ability to accept price increases and the Company’s commodity price exposures under its contract terms, a hypothetical 10 percent adverse change in the company’s raw material prices could result in an estimated $0.1 million reduction in income before income tax expense and noncontrolling interest for the nine months ended September 30, 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Daliang Teng and TJ Wu, respectively, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, our independent auditors noted the following material weaknesses: (1) we have insufficient resources to prevent us from properly performing financial reporting functions and that we do not have sufficient personnel with an appropriate level of competency in the application of U.S. GAAP; and (2) we have not established an audit committee and do not have a fully functioning internal audit department to support our internal control structure.

We are implementing several measures to address the material weaknesses that have been identified and in conjunction with our application to list on The NASDAQ Global Market, including the following:

  We have established an audit committee, compensation committee and governance and nominating committee of the board of directors, each of which is made up entirely of independent directors. We expect these board committees to provide independent oversight of the management and operations of the Company. In particular, the audit committee will play an active role in oversight of our financial reporting.

  We have already established an internal audit department and we intend to undertake the other recommendations from our auditors. The internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

  We have hired a chief financial officer and other accounting personnel who are knowledgeable of U.S. GAAP

  We have engaged PricewaterhouseCoopers LLC as an internal control consultant.

  We are in the process of setting up a standard chart of accounts and are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards.

Changes in Internal Control over Financial Reporting

There are changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

  We have found suitable candidates for independent directors, and set up the audit committee, compensation committee, and governance and nominating committee.

  We have already established an internal audit department and we intend to undertake the other recommendations from our auditors. The internal department will be responsible for performing regular internal audit over financial functions and other operation functions.

  We have engaged PricewaterhouseCoopers LLC as an internal control consultant.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

Material Agreements

On September 16, 2010, SD Group entered into a Maximum Debt Guarantee Contract with the Xiaoshan Branch of Agriculture Bank of China (“BOC”). Pursuant to this debt guarantee, we can borrow up to RMB 75,000,000 (approximately $11,227,500) from BOC and such amounts borrowed will be guaranteed by SD Group. This debt guarantee expires on March 16, 2011. We filed an English summary of this debt guarantee as Exhibit 10.2 to this quarterly report.

On September 28, 2010, SD Group entered into a Maximum Debt Guarantee Contract with the Xiaoshan Branch of Bank of China (“ABC”). Pursuant to this debt guarantee, we can borrow up to RMB 150,000,000 (approximately $22,095,000) from ABC and such amounts borrowed will be guaranteed by SD Group. This debt guarantee expires on September 28, 2011. We filed an English summary of this debt guarantee as Exhibit 10.1 to this quarterly report.

We use the foregoing debt guarantees as lines of credit. The interest rates for amounts borrowed pursuant to such debt guarantees are negotiated at the time each loan is borrowed. Pursuant to the terms of such debt guarantees, the principal amount borrowed, interest, including penalty and compound interest, any liquidated damages, litigation costs and attorneys’ fees, which may arise from the loans we borrow pursuant to such debt guarantees, are guaranteed by SD Group. If SD Group were to terminate the foregoing debt guarantees, the lender may demand immediate repayment of the amounts borrowed pursuant to the debt guarantees.

Director Agreements

As disclosed in our current report on Form 8-K filed with the SEC on November 2, 2010, our board of directors appointed Messrs. Shun-Kuen Chan, Michael Zhang and Yaoquan Zhang as independent directors on November 1, 2010. In connection with these appointments, we entered into an agreement with each independent director setting forth the terms of each director’s appointment. Under the agreement, each independent director is entitled to $24,000 (or the RMB equivalent) as an annual director fee, which will be payable monthly, and agreed to maintain the confidentiality of any confidential information disclosed to such independent director. We filed these independent director agreements as Exhibit 10.3 through 10.5 to this quarterly report.

Item 6. Exhibits.

EXHIBITS.

10.1*	Maximum Debt Guarantee Contract dated September 28, 2010.
10.2*	Maximum Debt Guarantee Contract dated September 16, 2010.
10.3*	Independent Director Agreement, dated as November 01, 2010, between the Company and Chan Shun-Kuen.
10.4*	Independent Director Agreement, dated as November 01, 2010, between the Company and Michael Zhang.
10.5*	Independent Director Agreement, dated as November 01, 2010, between the Company and Yaoquan Zhang.
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 5, 2010

CHINA SHENGDA PACKAGING GROUP INC.

/s/ TJ Wu
TJ Wu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Maximum Debt Guarantee Contract dated September 28, 2010.
10.2*	Maximum Debt Guarantee Contract dated September 16, 2010.
10.3*	Independent Director Agreement, dated as November 01, 2010, between the Company and Chan Shun-Kuen.
10.4*	Independent Director Agreement, dated as November 01, 2010, between the Company and Michael Zhang.
10.5*	Independent Director Agreement, dated as November 01, 2010, between the Company and Yaoquan Zhang.
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.