Form 10-K
period 2010-12-31
China Shengda Packaging Group Inc.
filed 2011-03-28
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 001-34997

CHINA SHENGDA PACKAGING GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1559574
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation ororganization)

No. 2 Beitang Road
Xiaoshan Economic and Technological Development Zone
Hangzhou, Zhejiang Province 311215
People’s Republic of China
(Address of principal executive offices)

(86) 571-8283-8805
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [   ] No [ X ]

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

There were a total of 39,456,311 shares of the registrant’s common stock outstanding as of March 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include general economic conditions, our ability to overcome competition in our industry; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; and unexpected changes to China’s political or economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this Report are discussed in Item 1A. “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, in this report:

  "BVI" refers to the British Virgin Islands;

  "CAGR" refers to compound annual growth rate;

  "China," "Chinese" and the "PRC," refer to the People's Republic of China, excluding Hong Kong, Macau and Taiwan;

  "China Packaging," "the Company," "we," "us," or "our" refers to the combined business of China Shengda Packaging Group Inc. and its wholly-owned subsidiaries, Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, but does not include the stockholders of China Shengda Packaging Group Inc.;

  "Evercharm" refers to Evercharm Holdings Limited, a BVI company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  "Exchange Act" refers to the Securities Exchange Act of 1934, as amended;

  "GAAP" or "U.S. GAAP" refers to generally accepted accounting principles in the United States;

  "Great Shengda" refers to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  "Hangzhou Shengming" refers to Hangzhou Shengming Paper Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "PRC Subsidiaries" refers to our Chinese operating subsidiaries Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA;

  "RMB" refers to Renminbi, the legal currency of China;

  "SEC" refers to the United States Securities and Exchange Commission;

  "Securities Act" refers to the Securities Act of 1933, as amended;

  "SD Group" refers to Shengda Group Co., Ltd.;

  "Shengda Color" refers to Zhejiang Shengda Color Pre-printing Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  "Shengda Holdings" refers to Shengda (Group) Holdings Limited, an Island of Bermuda company;

  "Suzhou AA" refers to Suzhou Asian & American Paper Products Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary.

  "tonne" refers to a metric ton;

  "U.S. dollar," "$" and "US$" refer to the legal currency of the United States;

  "YRD" refers to the Yangtze River Delta Economic Zone, which includes Shanghai, Zhejiang Province and Jiangsu Province; and

  "Zhejiang New Shengda" refers to Zhejiang New Shengda Packaging Co., Ltd., a PRC dormant company that sold to Great Shengda the assets that form the basis of our operations.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a leading paper packaging company in China. Through our wholly-owned subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, we are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards, which are used for the production of our flexo-printed and color-printed cartons. A recently acquired wholly-owned subsidiary, Suzhou AA, is engaged in manufacturing and sale of paper products. Based on 2009 sales revenues of corrugated paper packaging, we are one of the largest domestic paper packaging manufacturers in China and the largest in the YRD, which includes Shanghai, Zhejiang Province and Jiangsu Province, according to S&P Consulting. Based on a comprehensive set of criteria, including sales revenue, product quality, R&D and operational records, we were ranked first among the ten large-sized domestic paper packaging companies in China by the China Packaging Federation in 2009.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of December 31, 2010 was approximately 498 million square meters, and our sales volume in 2009 reached 307 million square meters with an annual production capacity of 408 million square meters in 2009.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our three manufacturing facilities in Hangzhou, Zhejiang Province, we have established a sales network with five customer service centers that can service customers all over the YRD, which accounted for the majority of our revenues. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

We serve a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung's Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic's Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of which have been with us for over five years. We have also entered into strategic alliance agreements with ten customers as their preferred supplier. At the same time, we continue to attract new customers to generate higher demand for our products and increase market penetration. The number of our customers has increased substantially since 2004.

Our four operating subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, boast state-of-the-art manufacturing facilities, which have a total gross production area of over 200,000 square meters. To meet the changing needs and quality demand of our customers, we continually invest in our production capabilities and furnish our facilities with advanced equipment. We have also implemented a stringent quality control system designed to meet our customers' high standards. We have received ISO9001:2000/GB/T 19001-2000 and ISO14001:2004 certifications.

Our growth has also been strengthened by our strong R&D team, which develops new products and technologies to meet our customers' ever changing requirements. Our R&D team consists of 30 research professionals, many of whom are certified engineers. There are several key experts in our R&D team that have extensive knowledge about and experience in the packaging industry. In addition to conducting our R&D work, we also enter into collaborative agreements with reputable academic and research institutions for our R&D projects. For example, we have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. We have developed sixteen items of technical know-how, of which nine applications for patents have been approved by the Intellectual Property Office of China.

Our senior management has been involved in the paperboards and paper cartons business since 1999, when Zhejiang New Shengda, the company that sold to Great Shengda the assets that form the basis of our operations, was incorporated. We benefit from the industry connections and experience of our senior management, which enable us to develop a strong reputation among our customers and in our industry. Great Shengda was granted the "China Packaging Leading Enterprise Award" by the China Packaging Technology Association (the predecessor of China Packaging Federation), and was named a "Chinese Development and Production Base of Paper Packaging" by the State Economic and Trade Commission and China Packaging Federation. Our Shengda trademark was recognized as a Chinese Well-Known Trademark in 2010 as a result of the market reputation we have built over the years.

Our total revenues for the fiscal year ended December 31, 2010 were approximately $130.1 million, an increase of $35.4 million, or 37.4%, compared to total revenues of $94.7 million for the fiscal year ended December 31, 2009. Our net income attributable to China Shengda Packaging’s common stockholders for the fiscal year ended December 31, 2010 was approximately $19.3 million, an increase of $7.2 million, or 59.1%, from approximately $12.2 million for the fiscal year ended December 31, 2009.

Corporate History and Background

We were incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners (such as chiropractors, dentists, massage therapists, occupational therapists and counselors) could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, we did not engage in any operations and were dormant from our inception until our reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010, we completed a reverse acquisition transaction through a share exchange with Evercharm and its sole stockholder, Shengda Holdings, whereby we acquired 100% of the issued and outstanding capital stock of Evercharm in exchange for 27,600,000 shares of our common stock, which constituted 92% of our issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became our wholly-owned subsidiary and Shengda Holdings, the former stockholder of Evercharm, became our controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Packaging as the acquired party.

Subsequently on May 10, 2010, Shengda Holdings distributed the shares of the Company it received in the reverse acquisition to the family of Nengbin Fang, our Chairman, and certain other individuals. As a result, members of the Fang family own approximately 51.84% of our common stock.

Through our ownership of Evercharm and its principal PRC operating subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, we design, manufacturer and sell paper cartons and offer packaging solutions to principally consumer and industrial goods manufacturing companies in China. Prior to the formation of Great Shengda, Zhejiang New Shengda operated our paper packaging business. Since 1999, the business had been managed under the leadership of Nengbin Fang, Zhejiang New Shengda's then general manager and currently our Chairman. In 2004 when Great Shengda was incorporated, Zhejiang New Shengda transferred all of its paper packaging assets to Great Shengda and became a dormant company, and Mr. Fang became the Chairman of Great Shengda to continue to manage the business.

On April 29, 2010, we completed a private placement of shares of our common stock with a group of accredited investors, including Envision Capital Partners as lead investor. Pursuant to a securities purchase agreement with the investors, or the Securities Purchase Agreement, we issued to the investors an aggregate of 1,456,311 shares at a price per share of $3.43 for aggregate gross proceeds of approximately $5.0 million.

Our Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of the date of this report:

Nengbin Fang
Congyi Fang
Wuxiao Fang
Other Investors
11.93%
10.64%
29.27%
48.16%
China Shengda Packaging Group Inc. (Nevada)
100%
Evercharm Holdings Ltd. (British Virgin Islands)
100%
25%
Zhejiang Great Shengda Packaging Co.,Ltd. (People's Republic of China)
100%
100%
Suzhou Asian & American Paper Products Co., Ltd. (People's Republic of China)
Zhejiang Shengda Color Pre-Printing Co., Ltd. (People's Republic of China)
75%
Hangzhou Shengming Paper Co.,Ltd. (People's Republic of China)

Our Industry

The Paper Packaging Market in China

China's packaging industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. According to China Packaging Federation, the Chinese packaging market reached over RMB 1.0 trillion (approximately $147.5 billion) in 2009 and is expected to reach over RMB 1.2 trillion (approximately $179.5 billion) in 2010. China was the second largest packaging market in the world in 2008. China's paper packaging industry accounts for approximately 40% of the total packaging industry, making it the largest subsector. Total paper packaging production value in 2009 was approximately RMB 400.0 billion (approximately $59.0 billion). According to Development Research Centre of the State Council, total production volume of paper products grew at a CAGR of 20.3% from 2005 to 2009, reaching 39.2 million tons in 2009.

Corrugated packaging is the largest subsector of the paper packaging industry in China. According to China National Bureau of Statistics, corrugated paper cartons production in China constituted over 55% of the total production of paper products in 2009. The production volume of corrugated paper cartons in China grew to 21.8 million tons in 2009 from 10.6 million tons in 2005, representing a CAGR of 19.8% . China has produced 12.7 million tons of corrugated paper cartons in the first six months of 2010, representing a year-on-year growth of 28.8% . According to S&P Consulting, total Chinese market demand for corrugated paper cartons reached 36.7 billion square meters in 2009.

Compared to other countries, current per capita paper packaging consumption in China is very low. According to China Packaging Federation, each person in China consumes on average 55 kg of paper packaging annually, which is one-sixth that of the United States, one-fifth of Japan, a quarter of Europe and half of India. With per capita paper packaging consumption far below other large economies in the world, the Chinese paper packaging industry has considerable potential for sustainable growth. According to S&P Consulting, the production volume of corrugated paper cartons will grow to 39.2 million tons in 2013, representing a CAGR of 15.9% from 2009, and the market demand will grow to 62.6 billion square meters in 2013, representing a CAGR of 14.2% from 2009. According to China Packaging Federation, China is expected to overtake the United States as the largest corrugated paper packaging market by 2013.

Demand for Our Products

The main customers of the paper packaging industry are consumer and industrial goods manufacturers that use corrugated paper cartons for packaging and shipping of their products, including food and beverage, home appliances, IT and electronics, daily necessities, pharmaceuticals, chemicals and machinery. Catalyzed by the high growth in per capita disposable income and a series of favorable government policies, retail sales of consumer goods in China have grown rapidly and reached RMB 12.5 trillion (approximately $1.9 trillion) in 2009, representing a CAGR of over 16.1% from 2004, according to China National Bureau of Statistics. The continued robust growth in the retail sales of consumer goods has significant positive impacts on the demand for corrugated packaging products.

The Chinese corrugated carton market benefits from the country being a manufacturing hub and a powerful exporter to the world, as corrugated paper cartons are usually used as containers to package export goods. Exports from China were negatively impacted by the global financial crisis in 2008 but have shown positive year-on-year growth since the last quarter of 2009, based on the data published by General Administration of Customs of China. Exports grew at a year-on-year rate of 0.1% in the last quarter of 2009, compared to a 20.2% contraction in the third quarter of 2009, while the year-on-year growth of exports climbed to 28.8% in the first quarter of 2010. The recovery of the export sector is expected to help drive the demand for corrugated cartons in China.

Other trends in our industry expected to impact our growth include customer migration toward paper as a more environmentally-responsible packaging material than glass, metal, or wood; government policies designed to encourage domestic consumption of consumer goods; increasing competition for high-quality, low-cost packaging; and greater consolidation among paper packaging suppliers.

Paper Packaging Market in East China

Our subsidiaries in Xiaoshan (which is part of the Greater Hangzhou Area) are located in the YRD of East China, which is the most affluent region amongst six major regions in China with the highest per capita GDP. The YRD consists of three areas, namely Shanghai, Jiangsu Province and Zhejiang Province, all ranked among top five in China in terms of per capita GDP. The high per capita GDP has led to strong purchasing power for various products, which in turn has generated high demand for corrugated cartons within the region.

According to China National Bureau of Statistics, East China is the largest corrugated carton-producing region of China, representing 46.9% of the total corrugated carton production in 2009. East China produced 10.2 million tons of corrugated paper cartons in 2009, representing a CAGR of 19.0% from 2005. The YRD produced 6.2 million tons, accounting for 28.6% of China's total corrugated carton production, with a CAGR of 16.6% from 2005. Zhejiang Province and Jiangsu Province were the second and third largest provinces for corrugated carton production, only behind Guangdong Province. According to China Packaging Federation, currently there are approximately 400 corrugated production lines in each of Zhejiang Province and Jiangsu Province, and approximately 130 corrugated production lines in Shanghai.

Our Products

The corrugated paper cartons that we design, manufacture and sell are flexo-printed or color-printed paper boxes. Our corrugated paper cartons are used for a wide variety of products, such as food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, furniture, garments, machinery and other consumer and industrial goods. Our paper cartons are available in a wide range of sizes and strengths depending on the type, weight and size of the products and the manner in which these paper cartons are used. The following charts illustrate the sales revenue breakdown by paper carton type and end market for the first half of 2010:

Revenue Breakdown by Carton Type

Twelve Months Ended December 31, 2010

Color-Printed
26.5%
Flexo-Printed
73.5%

Revenue Breakdown by End Market
Twelve Months Ended December 31, 2010

Daily Necessities
16.8%
Others
12.1%
Pharmaceuticals
4.4%
Food, Beverage and Cigarettes
20.2%
Chemicals
7.7%
Trading
4.1%
Home Furniture and Materials
10.3%
Home Appliances and Electronics
24.3%

The following table provides the percentage revenue breakdown by carton type for the periods indicated:

	2008		2009		2010
	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
Flexo	76,663,531	83.1%	70,179,053	74.1%	95,561,944	73.5%
Color	15,625,875	16.9%	24,485,424	25.9%	34,527,346	26.5%
Total	92,289,406	100%	94,664,477	100%	130,089,290	100%

Our paper cartons are made of corrugated paperboards machine-cut to the designed dimensions and then folded into paper cartons. We use single-layer, double-layer and triple-layer corrugated paperboards sandwiched between Kraft paper sheets (Kraft paper is a type of paper, which is strong and relatively coarse, produced from the chemical pulp of softwood under the Kraft process). The thickness of the paperboards and the type of corrugated paper sheets used are key determinants of the strength of the paper cartons manufactured.

Our paperboards and paper cartons are summarized below:

Type of paperboards	Type of paper cartons	Recommended applications

Single-layer paperboards comprising a single sheet of corrugated paper sandwiched between two sheets of Kraft paper.	Single-layer paper cartons	Packaging for food, drinks and medicine

Double-layer paperboards comprising two sheets of corrugated paper sandwiched between three sheets of Kraft paper.	Double-layer paper cartons	Packaging for garments, furniture, refrigerators and air-conditioners

Triple-layer corrugated paperboards comprising three sheets of corrugated paper sandwiched between four sheets of Kraft paper.	Triple-layer paper cartons	Packaging for electrical machinery, motorcycles, and other heavy-duty products

Our corrugated paper cartons deliver marketing and performance benefits at a competitive cost. We supply corrugated paper cartons designed to protect and contain products while providing:

  Convenience through ease of carrying, storage, delivery and removal of the products by the end consumers;

  A smooth surface printed with various resolutions of flexo- or multi-color graphic images that help improve brand awareness and visibility of products; and

  Durability, stiffness and wet and dry tear strength; leak, abrasion and heat resistance; barrier protection.

Manufacturing

Manufacturing Facilities

Our production is carried out at Great Shengda, Shengda Color and Hangzhou Shengming, all of which are strategically located within the YRD, the PRC manufacturing belt. Great Shengda, Shengda Color and Hangzhou Shengming do not own any manufacturing facilities. They lease all of their manufacturing facilities which also contain administrative offices. They own all of their equipment and machines.

Great Shengda. Great Shengda's production facilities are located on a land parcel of approximately 112,437 square meters. We had 975 employees at Great Shengda as of December 31, 2010. Great Shengda manufactures paperboards and both flexo-printed and color-printed paper cartons.

Great Shengda is equipped with (1) one BHS2800 paperboard production line from BHS, a German manufacturer; (2) one Taiwan made XieXu 1800 paperboard production line; (3) nine flexo printing slotters; (4) two automatic gluing machines; (5) one computer-to-plate (CTP) system; (6) three multi-color off-set printers; and (7) four fully-automated machines for flexo printing and mould-cutting. The BHS2800 paperboard production line is among the world's most advanced paperboard production equipment.

Shengda Color. The gross production area of Shengda Color's facility is approximately 30,661 square meters. We had 168 employees at Shengda Color as of December 31, 2010. Shengda Color is equipped with (1) one Taiwan made XieXu 2500 paperboard production line; (2) one 7-color pre-printing production line; (3) one automatic die-cutting machine; and (4) two flexo printing slotters.

Hangzhou Shengming. Hangzhou Shengming's production facilities are located on a land parcel of approximately 47,942 square meters. We had 328 employees at Hangzhou Shengming as of December 31, 2010. Hangzhou Shengming is equipped with (1) one BHS2500 paperboard production line; (2) five Taiwan made multi-color printing slotters; (3) one 4-color printing slotter; (4) one Taiwan made multi-function automatic gluing machine; (5) one Taiwan made multi-function automatic packaging machine; and (6) one Taiwan made automatic paperboard transmission system.

Suzhou AA. Suzhou AA's production facilities are located on a land parcel of approximately 11,938 square meters. We had 76 employees at Suzhou AA as of December 31, 2010. Suzhou AA is equipped with (1) one Taiwan made 4-color printing slotter; (2) one 4-color printing slotter; (3) two Taiwan made 3-color printing slotters.

Utilities

Electricity is the principal source of energy for our manufacturing operations. If a power shortage or stoppage were to occur, we have back-up power supply in the form of our two-way power supply and our own power generators at each of our manufacturing facilities, which we believe are able to provide sufficient back-up power to ensure that our manufacturing operations will not be disrupted. To date, we have not experienced any prolonged power shortages or stoppages.

Maintenance

Our own staff carries out maintenance and servicing of our production equipment on a regular basis. As a result of our regular maintenance, we have not experienced any major shutdown or disruption to our manufacturing operations.

Production Capacity and Utilization

Our production capacity is limited by our production floor area, production equipment and manpower.

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2010 and for 2009:

		Flexo-Printed	Color-Printed
Unit: Million Square Meters	Paperboards	Paper Cartons	Paper Cartons
As of December 31, 2010
Annual Production Capacity(1)	498	333	165
Actual Production Volume	370	263	107
As of December 31, 2009
Annual Production Capacity(1)
	408	307	101
Actual Production Volume	307	243	64

(1)	Our annual production capacity in respect of paperboards, flexo-printed paper cartons and color-printed paper cartons is, in each case, calculated as follows:

Annual production capacity = (The approximate daily maximum production for paperboards, flexo-printed paper cartons or color-printed paper cartons) x 365 days

Manufacturing Process

The production process for our paperboards and paper cartons is illustrated below:

Product Design

After receiving orders from customers, we meet with our customers to understand their products and target consumer market, and then assist them in designing packaging that is suitable for their purposes and that appeals to their consumers.

While our customers typically provide us with their own packaging design and specifications, our production development team and design team have also designed paper cartons for many of our customers. Our team works closely with our customers to meet their requirements with regard to the structure and function as well as the graphic design.

Our production team then produces a sample product based on the designs. Tests will be conducted on this sample product at our in-house testing center to ensure that it meets the design specifications. Mass production begins once the sample is approved by the customer.

Corrugated Paperboard Production

Pre-heating and drying. The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium.

Corrugating medium is fed into corrugator production machines (such as our BHS2800 corrugated paperboard production line), and pre-heated to reduce the moisture level in the corrugating process.

Corrugating, compression and gluing. The pre-heated paper is transformed into corrugated paper with different flute-depth through a corrugating process. Kraft paper is then glued to this corrugated paper to form a semi-completed paperboard. Combination of layers of corrugated paperboards. Glue adhesive is applied to combine semi-completed paperboards with Kraft paper or other semi-completed paperboards to form single-layer, double-layer or triple-layer paperboards.

Heating and drying. The corrugated boards then pass through a heating process to dry the glue adhesive to improve the bonding strength between the layers of the corrugated boards before warehouse storage or the manufacture of paper cartons.

Paper Carton Production

Flexo-printing

Flexography (often abbreviated to flexo) is a printing process that utilizes a flexible relief plate and water based ink. It can be used for printing on almost any type of substrate including plastic, metallic films, cellophane, and paper. It is widely used for printing on the non-porous substrates required for various types of food packaging (it is also well suited for printing large areas of solid color).

Our customer's approved artwork is transferred to a flexible plate with a plate making machine. Then the flexible plate is installed into a water-based ink printing machine, and the artwork is directly transferred onto the surface of the corrugated boards from the printing machine.

Color-printing

Offset color printing utilizes oil-based ink to print. The visual effect of color-printed artwork is superior to ink-printed artwork.

Artwork pre-approved by customers are either captured on film and transferred onto printing plates, or transferred directly onto printing plates from the computer using the computer-to-plate, or CTP, method.

CTP involves the transfer of digital images of artwork from computers directly onto printing plates without the use of film. CTP produces images that are closer to the customers' original artwork and produces cleaner and sharper results and saves time by eliminating the use of film.

Offset printing

Offset printing involves the transfer of ink on paper via a printing plate. The image areas of the printing plates are rendered ink receptive and water repellent, while the non-image areas of the printing plates are rendered water receptive and ink repellent. The printing plates will be mounted onto a cylindrical drum on the printing machine. The printing plates are dampened, first by water rollers then by ink rollers. The image area of the printing plates picks up the ink and water keeps ink out of non-image areas of the printing plates. Each plate transfers its image onto a rubber blanket cylinder, which then transfers the image onto paper.

Lamination and varnishing

Depending on the design specifications and the customer's requirements, the prints may need a layer of lamination or liquid varnishing. This makes the printed artwork water resistant and gives it a glossy appearance.

Gluing.

The printing paper (containing the printed artwork) is then glued onto the semi-completed paperboard.

Post-Printing

Die-Cutting, slitting, slotting and scoring. Flexo-printed and offset-printed paperboards undergo die-cutting and slitting to produce a pre-folded paper carton in accordance with the paper carton design, and also undergo slotting and scoring to create the fold-lines for folding.

Folding, and stapling or gluing

The pre-folded paper carton is then stapled or glued by the automated stapling and gluing machines to produce semi-folded paper cartons. These finished products are then prepared for delivery.

Raw Materials and Suppliers

Raw Materials

The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium. Raw materials are purchased only from pre-selected suppliers after evaluation by our purchasing, production and quality assurance departments based on stringent selection criteria such as pricing, the quality of raw materials and services, track record, financial condition and market reputation. Our major suppliers are all well-known PRC companies in the paper manufacturing industry with large capacities to satisfy our requirements. In 2009, only a minimal amount of our raw materials was imported.

Suppliers and Supplier Arrangements

Our major suppliers who accounted for 5% or more of our purchases for the years ended December 31, 2008, 2009 and 2010 are as follows:

Supplier	2008	2009	2010
Zhejiang Jingxing Paper Group Papermaking Co., Ltd.	12.2%	8.7%	7.3%
Wuxi Rongcheng Paper Co., Ltd.	5.3%	6.7%	6.8%
Zhejiang Ji An Paper Co., Ltd.	12.0%	9.4%	<5%
Jiangsu Chang Feng Paper Factory	7.5%	7.1%	7.3%
Jiangsu Lee & Man Paper Manufacturing Co., Ltd.	11.9%	8.8%	8.1%
Jiaxing Dahua Paper Industry Co., Ltd.	5.9%	<5%	<5%
Ningbo Dongteng Paper Industry Co. Ltd.	<5%	5.2%	<5%
Zhejiang Rongcheng Paper Co. Ltd.	<5%	6.1%	13.3%

The typical term of a supply contract is less than six months. The purchase prices are generally negotiated every month or every two to three months. In some cases, the prices for raw materials per tonne may be fixed in the contract. Our suppliers generally allow us 45 to 60 days credit.

Our Customers

We have a diversified customer base in a broad range of end markets. In 2010, we had more than 800 customers. Our three largest customers are Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd. and Hangzhou Cigarette Company, all of whom are Top 500 Chinese Enterprises. We also have Fortune 500 company clients such as Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd., Zhejiang Shell Chemical Engineering Petroleum Co., Ltd. and Hangzhou Zhongcui Foods Co., Ltd., a major sales agent of The Coca Cola Company.

We strive to continually increase and diversify our customer base. The following are our revenue breakdown by our end markets.

For the periods indicated, our major customers who accounted for 5% or more of our total revenue are as follows:

Customer	2008	2009	2010
Hangzhou Wahaha Group Co., Ltd.	6.7%	7.5%	<5%
Nongfu Spring Co., Ltd.	5.9%	<5%	<5%
Hangzhou Cigarette Company	6.4%	5.7%	<5%
Suzhou Samsung Electrical Co., Ltd	7.3%	<5%	5.2%
Hangzhou Panasonic Home Electrical Appliance	<5%	6.0%	6.6%
Chuangcheng Package Design Co. Ltd	7.1%	<5%	<5%

We generally provide customized products to our customers, so we negotiate individual contracts with our customers based on their particular requirements. We usually start with a base product price for the specific product category and quantity, then consider process requirements, technical difficulties, level of competition in the market and specific process required for the particular product to arrive at the final price for a product. We are responsible for delivery, and the transportation cost will be included in the price. We generally allow our customers 60 to 90 days credit. The normal payment collection cycle is approximately 45 days, with a longer cycle in 2009 when we allowed our customers more credit accommodation. See also the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have also entered into strategic alliance agreements with 10 customers, including our three major customers, namely, Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., and Hangzhou Cigarette Company. Pursuant to the terms of these agreements, we give these customers priority in fulfilling their orders. In exchange, these customers give us priority as a supplier when they place their orders. We also cooperate with these customers in the development of new packaging for their products. We believe that these strategic alliances will strengthen the reliability of our services and help us maintain our key customers.

We are not aware of any information or arrangements that would lead to a cessation or termination of our current relationship with any of our major customers.

Backlog

We do not believe backlog is material to an understanding of our business as our backlog generally does not have a material impact on our revenues. Most customer orders are processed with a lead time of two weeks or less. Orders for existing customers are generally processed in one week and orders for new customer are generally processed within 15 days. Therefore, the amount of our backlog is generally very small. We generally enter into framework sales contracts with most major customers every year. Pursuant to these contracts, the customers contract us as a priority supplier when they place regular orders, and, in exchange, we provide priority fulfillment of their orders.

Sales and Marketing

Our sales and marketing department has 43 sales personnel and marketing executives as of December 31, 2010. Our sales and marketing department is responsible for setting sales and marketing strategies and promoting our products.

Our sales and marketing strategies include (1) direct sales and marketing activities, (2) advertisements and publications, and (3) participation in trade fairs and exhibitions.

Direct sales and marketing activities

Our sales team regularly meets with our existing customers to better understand their requirements and promote our new products. The team also reaches out to prospective customers to promote our products.

Advertisements and publications

We advertise through a variety of channels including billboards, industry publications, such as the China Packaging Industry and the Packaging World, our corporate website, www.cnpti.com, and industry websites, such as the China Packaging website, www.pack.cn. Because we principally rely on our long-term relationship and our reputation as an efficient producer of high-quality paper cartons in the YRD, we place less emphasis on advertising and have not spent significant sums on advertising.

Participation in trade fairs and exhibitions

We participate regularly in trade fairs and exhibitions in the PRC such as the PRC Corrugated Paper Cartons and Machinery Exhibition and the PRC International Corrugated Exhibition. Those trade fairs and exhibitions provide us with a platform to showcase our new products, establish contact with potential customers and gather information on the latest products.

Customer Service

Our customer service department was comprised of 30 customer service personnel as of December 31, 2010. The department provides pre-sales services such as sample designs; sales services such as production monitoring to ensure timely delivery of products; and after-sales customer service such as feedback and guidance on product usage. Our after-sales customer service is available to our customers 24 hours a day throughout the year.

Our customer service department oversees our five customer service centers in Hangzhou, Suzhou, Taizhou, Ningbo and Shanghai, where many Fortune 500 companies and Top 500 Chinese enterprises are located. These customer services centers have enabled us to provide timely service to our existing customers and have increased our presence and facilitated our sales and marketing activities in these regions.

Research and Development

R&D is one of the key factors that has helped us maintain our competitive strengths and leading position in the industry. As of December 31, 2010, our R&D team consisted of 30 experienced professionals, many of whom are certified engineers. Our R&D team includes several key experts who have extensive knowledge about and experience in our industry. In addition to conducting our own research, our R&D department enters collaborative agreements with reputable academic and research institutions, principally in the YRD, from time to time to carry out specific R&D projects. We have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. Under such R&D collaborative partnerships, these institutions provide technical expertise to complement our existing R&D capabilities, while we provide the necessary funding for the R&D projects. We have ownership of the results of the research and the proprietary rights of the products and technology developed through these collaborative projects. We believe that we will continue to improve our research and development capabilities by leveraging our strong R&D platform and expertise of these institutions. With our in-house R&D capabilities and collaborative programs, we have developed ten items of technical know-how, of which nine applications for patents have been approved by the Intellectual Property Office of China.

We have expended more effort and resources on R&D activities in recent years. R&D costs amounted to $3,735, $6,453, $414,128 and $2,645,641 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality, while lowering production costs. For example, our ongoing research and development projects include waterproof paper cartons with low-temperature endurance and high-strength corrugated paper agglutination technique.

Competition

The packaging market in China is highly fragmented and competitive. There are approximately 20,000 paperboard manufacturers in China, most of which are relatively small in size. The top ten manufacturers only have an aggregate of less than 10% of the Chinese market. The total sales volume of paper cartons in China was 36.7 billion square meters in 2009, and Great Shengda's production volume in 2009 was approximately 307 million square meters, accounting for approximately 0.8% of the PRC market. According to S&P Consulting, based on revenues of corrugated paper carton in 2009, we are one of the largest domestic corrugated paper carton companies in China and the largest in the YRD region.

Due to the geographic radius limitation, we currently only compete with domestic and international corrugated paper packaging companies located within the YRD region. Our major competitors include: Ningbo Asia Paper Tube Paper Carton Co., Ltd., Salfo Package Group Co., Ltd., Zhejiang Dahua Packaging Group Co., Ltd., Zhejiang Zhongbao Pactiv Packaging Co., Ltd., Yuen Foong Yu Paper Enterprise (Kunshan) Co., Ltd. and International Paper (Shanghai) Co., Ltd. We also face competition from upstream paper mills when they expand their business into paper carton manufacturing, and such companies include Zhejiang Jingxing Paper Co., Ltd, Anhui Shanying Paper Industry Co., Ltd, and others.

The primary barriers to enter the market include obtaining a printing license and significant capital investment in large-scale production facilities. We believe our competitive advantages over domestic players are better cost-efficiencies due to economies of scale and significant order volumes, early mover with long standing relationships with customers, advanced technologies and equipment deployed in our manufacturing process, high product quality with competitive cost structure and well-known brand name. Our competitive advantages over international players include significant production capacity, large amount of existing customer base, the flexibility to customize our products, better local knowledge and connections, lower price resulting from lower cost structure and competitive product quality. We believe we have better economies of scale, more experience and better market knowledge than most of the paper mill new market entrants.

Intellectual Property

Trademark

Great Shengda owns the following trademark:

	Place of		Trademark	Expiration
Trademark	Registration	Class	Number	Date	Registrant
	PRC	16 Applicable to paper goods and printed matter	1275491	May 20, 2019 (extendable)	Great Shengda

We believe that our trademark has significant value and is important for marketing and building brand recognition. We are not aware of any third party currently using a trademark similar to our Shengda trademark in the PRC for the same types of products.

Patents and Patent Applications

We have been granted the following patents, each of which will expire on April 12, 2019:

Patent	Type	Application Date	Issue Date
Foldable water containing paper	Utility model	April 13, 2009	March 31, 2010
Corrugated paper boxes with preservation device	Utility model	April 13, 2009	March 31, 2010
Interior structure for circular packing	Utility model	April 13, 2009	March 31, 2010
Spraying device for hot board of corrugated machine	Utility model	April 13, 2009	March 31, 2010
Paper packing box for textiles	Utility model	April 13, 2009	March 31, 2010
Movable supermarket display shelf	Utility model	April 13, 2009	March 31, 2010
Structure of hand handler on packing box	Utility model	April 13, 2009	March 31, 2010
Paper display shelf	Utility model	April 13, 2009	March 31, 2010
Air abstractor box for corrugated machine	Utility model	April 13, 2009	March 31, 2010

We have applied for the following patent:

Patent		Type	Application Date
Securing key to use on dedusting board		Utility model	April 13, 2009
Double-layer corrugated paper board with high flat crush strength		Utility model	Nov. 25, 2010
Triple-layer corrugated paper board with high flat crush strength		Utility model	Nov. 25, 2010
Corrugated paper board with synclastic corrugation		Utility model	Nov. 25, 2010
Strengthened paper board for tray		Utility model	Nov. 25, 2010
Double-layer paper board with inclined corrugation for tray		Utility model	Nov. 25, 2010
Packaging buffer		Utility model	Nov. 25, 2010

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to air, water, solid and noise pollution and the disposal of waste and hazardous materials. We also are subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications issued on February 22, 2010 by Hangzhou Xiaoshan Environmental Protection Bureau indicating that, as of the date of these certifications, their business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Each of Great Shengda, Shengda Color and Hangzhou Shengming holds a pollutant discharge permit issued by the local environmental protection bureau. The pollutants discharged by Great Shengda, Shengda Color and Hangzhou Shengming include solid waste, such as used printing ink containers, paper scraps and garbage, waste water, which contain chemicals such as resin, waste print ink and isopropyl alcohol, and waste chemicals, including waste print ink. Also, we produce noise during manufacturing. Some of the chemicals we use for printing may be classified as potential health hazards. However, our employees generally have minimal contact with these chemicals, and the chemicals are packaged in containers that we believe meet government safety standards and are dispensed directly from the containers in the printing process (much like the ink from ink-jet printing cartridges). Also, with respect to any noise pollution produced, we have made appropriate filings with the local bureaus of health. We believe our pollutant and waste discharge processes meet government standards.

Regulation

Because our operating subsidiaries are located in the PRC, we are subject to national and local laws of the PRC.

Paper Packaging Industrial Laws and Regulations

We are subject to governmental regulations related to paper printing and packaging industry. The Regulations on the Administration of Printing Industry requires us to obtain a printing license before production. Great Shengda, Hangzhou Shengming and Suzhou AA each possesses a printing license for package decoration printing and Shengda Color has a printing license for package decoration printing and printing of other printed matters. The printing licenses held by Great Shengda, Shengda Color and Hangzhou Shengming are valid until December 31, 2012, and the printing license held by Suzhou AA is valid until November 17, 2013, each of which is renewable at expiration by application to the relevant authorities.

Other rules and regulations for the printing industry that impact the packaging industry include:

  Administrative Regulations on Fulfilling Printing Orders, which were issued by the General Administration of Press and Publication together with the Ministry of Public Security. Under these regulations, companies engaged in the printing business are required to verify clients' legal documents, such as business licenses and trademark registration certificates, and to file the printing records kept by the companies with competent authorities. We believe we are in material compliance with such requirement;

  Interim Provisions on the Establishment of Foreign-invested Printing Enterprises jointly issued by the General Administration of Press and Publication and the former Ministry of Foreign Trade and Economic Cooperation. Under these provisions, approvals by the press and publication administration are required for the establishment of foreign invested enterprises engaging in the printing business. In addition, foreign-invested printing enterprises are not allowed to set up branches; and

  Interim Measures on the Qualifications of Printing Operators issued by the General Administration of Press and Publication. These measures specify the qualifications required for enterprises engaged in printing operations. Printing operators must satisfy such qualification requirements in order to obtain approval for their establishment and printing licenses from the press and publication administration. The legal representative or major responsible person must obtain a Training Certificate in Printing Regulations issued by the municipal press and publication administration. The legal representative of Great Shengda, Shengda Color and Shengming, Wuxiao Fang, has obtained the Training Certificate in Printing Regulations (No.0820064) granted by Hangzhou Xiaoshan Culture, Radio, TV, Film, Press and Publication Bureau.

China also has a series of national standards regarding paper packaging production. Such national standards include, but are not limited to, National Standards on Single and Double Corrugated Paper Cartons for Transportation of Packages. These standards relate to the structure, material, size and quality requirement for classification of cartons for transporting different kinds of merchandise. These standards are not compulsory but are followed by many manufacturers.

As a paper packaging production company, we need to reproduce trademarks owned by our customers. As a consequence, the Trademark Printing Administration Measures are applicable to us, which require us to examine the trademark registration certificates and other relevant documents of our customers to verify the trademark ownership. We believe we are in material compliance with such requirement.

Environmental Regulations

Our production processes mainly generate noise, wastewater and solid wastes. The major PRC environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Environmental Impact Appraisal Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on Prevention and Control of Environmental Pollution Caused by Solid Waste, the Law of the PRC on Prevention and Control of Air Pollution and the Law of the PRC on Prevention and Control of Environmental Noise Pollution.

The Environmental Protection Law of the PRC sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection of the PRC, or the MEP, is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for environmental protection in their jurisdictions.

Companies that discharge contaminants must report and register with the MEP or the relevant local environmental protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Companies that directly or indirectly discharge industrial waste water into the water or are required by law to obtain the pollutant discharge permit before discharging waste water or sewage shall also obtain the pollutant discharge permit.

In addition, the Circular Economy Promotion Law and Law of Promoting Clean Production also apply to our business, which requires paper packaging production companies to mitigate environmental pollution by utilizing environmentally friendly raw materials and designs. Where feasible we use recycled paper as raw material. In addition, all of our cartons are recyclable.

Regulation on Labor Protection

The Labor Contract Law of the PRC, effective on January 1, 2008, governs the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of, and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer starts engaging the employee.

Foreign Currency Regulations

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations promulgated by the State Council, as amended on August 5, 2008, or the Foreign Exchange Regulations. Under the Foreign Exchange Regulations, the RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange, or the SAFE, is obtained and prior registration with the SAFE is made.

On October 21, 2005, the SAFE issued Relevant Issues Concerning Foreign Exchange Control on Domestic Residents' Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75, which became effective as of November 1, 2005. Please refer to Risk Factors for a discussion of Circular 75.

On August 29, 2008, the SAFE promulgated the Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, or Circular 142, regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Please refer to Risk Factors for a discussion of Circular 142.

On December 25, 2006, the People's Bank of China issued the Administration Measures on Individual Foreign Exchange Control and its Implementation Rules were issued by SAFE on January 5, 2007, both of which became effective on February 1, 2007. Under these regulations, all foreign exchange matters involved in the employee stock ownership plan, stock option plan and other similar plans, participated by onshore individuals shall be transacted upon approval from SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Option Plan or Stock Option Plan of An Overseas Listed Company, or Circular 78. Under Circular 78, PRC citizens who participate in stock incentive plans or equity compensation plans by an overseas publicly listed company are required, through a PRC agent or PRC subsidiaries of such overseas publicly-listed company, to complete certain foreign exchange registration procedures with respect to the plans upon the examination by, and approval of, SAFE.

Dividend Distribution

Under current PRC laws and regulations, foreign invested enterprises, or FIEs, and domestic companies may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserves until the cumulative amount of such reserves reaches 50% of their registered capital.

These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of the FIE's after-tax profits to reserve funds, bonus and welfare funds for staff and workers, and venture expansion funds as provided in the articles of association of FIE, which may not be distributed to equity owners except in the event of liquidation.

Our Employees

As of December 31, 2010, we had a total of 1,547 full-time employees. The following table sets forth the number of employees by function:

Department	Number of Employees
Senior Management	8
Sales and Marketing	43
Development Strategies Department	23
Engineering Department	41
Quality Control	82
Human Resources & Administration	8
Accounting	18
Manufacturing Staff	1,324
TOTAL	1,547

As required by applicable PRC law, we have entered into employment contracts with most of our officers, managers and employees. We are working towards entering employment contracts with those employees who do not currently have employment contracts with us. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant disputes or any difficulty in recruiting staff for our operations. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Our employees in China participate in a state pension scheme organized by PRC municipal and provincial governments. We are currently required to contribute to the scheme in accordance with government requirements.

In addition, companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. While there exist uncertainties as to the interpretation, implementation and enforcement of such obligations, we believe that we are in material compliance with the relevant PRC laws.

We do not currently pay housing fund for our employees as required under the PRC law. The local Xiaoshan housing fund authority issued a certification to us on July 6, 2010, which certifies that the housing fund system is not fully implemented in Xiaoshan district, that the local Xiaoshan housing fund authority will extend the housing fund system to us in the near future and that the local Xiaoshan housing fund authority will not require retrospect performance of our past obligations in relation to the housing fund. See "Risk Factors—Risks Related to Doing Business in China—Our failure to fully comply with PRC labor laws exposes us to potential liability."

Insurance

We have purchased the following insurance policies:

  Property all-risks insurance in respect of our existing fixed assets and properties under construction, and inventories; and

  Insurance against damage of selected key equipment such as the BHS2800 paperboard production line and EMBA multi-purpose paper carton flexo-printing production lines.

All the policies are effective and the premiums have been paid. These insurance policies are reviewed annually to ensure that the coverage is adequate.

Our management believes that the coverage from these insurance policies is adequate for our present operations. However, significant damage to our operations or any of our properties, whether as a result of fire or other causes, may still have a material adverse impact on our results of operations or financial condition.

According to industry practice, we have not purchased any product liability insurance and business interruption insurance.

We have purchased D&O insurance to cover certain litigation risk exposure for our directors and officers.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Investing in our common stock is highly speculative in nature, involves a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in our common stock. Before purchasing any of our common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We may not be able to sustain our rapid growth, and the continuation of rapid growth may strain our resources.

Our business has grown and evolved rapidly since our establishment as demonstrated by our growth in revenue from approximately $79.1 million in 2007 to $130.1 million in 2010. Our net income attributable to our common stockholders has grown from approximately $7.9 million in 2007 to $19.3 million in 2010. We may not be able to achieve similar growth in future periods. Therefore, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects in the future. Our ability to achieve satisfactory operating results at higher sales volumes is unproven. In addition, our rapid expansion could significantly strain our resources, management and operational infrastructure, which could impair our ability to meet increased demand for our products and hurt our business results. You should not rely on our past results or our historical rate of growth as an indication of our future performance.

We are vulnerable to shortages in raw paper supply and electricity, and fluctuations in raw paper prices.

The main raw material used in manufacturing our paper cartons is raw paper. The cost of raw paper constituted approximately 65% to 80% of our cost of goods sold historically. We source our raw paper in China.

In order to ensure timely delivery of quality products to our customers at competitive prices, we need to obtain sufficient quantities of quality raw materials at acceptable prices in a timely manner. We also require a significant amount of electricity in order to maintain our operations. We have not experienced any significant shortage in raw material supply or electricity thus far. There is no assurance that we will be able to obtain sufficient quantities of raw materials of acceptable quality from our suppliers at acceptable prices in a timely manner or that we will not suffer from electricity shortages in the future.

Furthermore, as raw paper is a commodity, we are vulnerable to the risk of rising raw paper prices, which are determined by demand and supply conditions in the global and the PRC markets. Should there be any significant increases in the price of raw paper, and if we are unable to pass on such increases in costs to our customers or find alternative suppliers who are able to supply us raw paper at reasonable prices, our business and profitability would be adversely affected.

We may be adversely affected by a significant or prolonged economic downturn in the level of consumer spending in the industries and markets served by our customers.

Our business is affected by the number of orders that we are able to secure from our customers, which is determined by the level of business activity of our customers. The level of business activity of our customers is in turn determined by the level of consumer spending in the markets our customers serve.

We sell most of our products to consumer goods manufacturers in the YRD. Certain of these customers produce consumer goods for overseas markets, in addition to the PRC market. Any significant or prolonged decline of the PRC economy or economy of such other markets will affect consumers' disposable income and consumer spending in these markets, and lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for paper packaging products such as our paper cartons, our performance will be adversely affected.

A large percentage of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

Sales to our three major customers, Hangzhou Wahaha Group Co., Ltd, Nongfu Spring Co., Ltd. and Hangzhou Cigarette Company, accounted in aggregate for approximately 11.6%, 17.3%, 19.1% and 19.4% of our revenue for 2010, 2009, 2008 and 2007, respectively.

Our ability to retain these major customers is important to our continued success. There is, however, no assurance that these customers will continue to purchase our products at the current levels in the future. There is also no assurance that we will be able to decrease our dependence on these major customers over time. In the event that these major customers cease or reduce significantly their purchase of our products and we are unable to obtain substitute orders of comparable size, there will be a material adverse impact on our financial performance and position.

Our customers are principally located within a 500 kilometer radius from our manufacturing plant. Due to the cost of transportation and the need for timely delivery, serving customers situated outside that radius is less attractive economically for us. If we lose our major customers, we may not be able to replace these accounts with customers within the 500 kilometer radius. If we have to service accounts outside that radius, our cost may increase, thereby affecting our margins adversely.

The continuing consolidation of our customer base may intensify pricing pressures and may negatively affect our financial performance.

Over the last few years, many of our large customers have acquired, or been acquired by, companies with similar or complementary product lines. This consolidation has increased the concentration of our largest customers, and resulted in increased pricing pressures from our customers. The continuing consolidation of our customer base may negatively affect our financial performance.

We may be unable to execute our growth plans or effectively manage our expansion.

We plan to grow externally by acquiring complementary businesses. We also plan to grow organically by increasing purchase commitments from existing clients and further penetrating existing markets. These expansion plans may strain our financial resources. They may also overstretch our management personnel and require us to restructure our management structure. We may be unsuccessful in the timely or cost-efficient expansion of our production capacity to meet anticipated increases in the demand for our products. Expansion projects may not be constructed within the anticipated timetable or within budget. Any material delay in completing such projects, or any substantial increase in costs or quality issues in connection with them, could materially and adversely affect our business, financial condition and results of operations, or result in a loss of business opportunities.

To accommodate our growth pursuant to our strategies, we will need to expand, train, manage and motivate our workforce, and effectively manage our relationships with our customers and suppliers. We will also need to expand capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and to enhance our record keeping and contract tracking system. All of these endeavors will require substantial management effort and skills and the incurrence of additional expenditures. We cannot assure you that we will be able to efficiently or effectively implement our growth strategies and manage the growth of our operations, and any failure to do so may limit our future growth and hamper our business strategy.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment, limit our ability to pay dividends or otherwise restrict our business operations.

We attempted to estimate our funding requirements in order to implement our growth plans. Our growth plans include growth through acquisitions. Although the proceeds from the public offering closed on December 10, 2010 (the “Public Offering”) should be sufficient for us to implement our near term acquisition strategy, we may require additional capital in order to successfully operate businesses that we acquire.

If the costs of implementing our growth plans, including the cost of operating businesses that we acquire, should exceed these estimates significantly, or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds.

We may raise additional funds by issuing equity, equity-linked securities or debt securities or by borrowing from banks or other resources. We cannot ensure that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on acceptable terms, we will not be able to implement such plans fully. Even if we succeed in obtaining financing, such financing may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders' consent for payment of dividends, or restrict our freedom to operate our business by requiring lender's consent for certain corporate actions. See "—Risks Related to Doing Business in China—Covenants in certain PRC loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations." Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements. Further, if we raise additional funds by issuing new shares, any stockholders unable or unwilling to participate in such fund raising may suffer dilution in their investment.

Our acquisition and investment in other businesses may be unsuccessful.

We intend to selectively pursue strategic acquisition and investment opportunities which complement or enhance our current businesses with new product lines or expand our customer base at the appropriate time. However, we may encounter strong competition during the acquisition or investment process and we may fail to select or value targets appropriately, which may result in our experiencing difficulty in completing such acquisitions or investments at reasonable cost, or at all. Even if an acquisition or investment is successful, we may have to allocate additional capital and human resources to implement the integration of the new line of business. There is no assurance that we can successfully obtain or renew licenses or national or local government approvals for operating new lines of business or successfully integrate newly acquired businesses or do so within a reasonable period of time or that the acquired businesses will generate the expected economic benefits.

One of our growth strategies is to expand our customer base by entering markets in regions outside the YRD. We may face various challenges when entering into markets in other regions. For example, we will have to understand and adjust to local business practices; the transportation infrastructure in other regions may not be as developed as the YRD, which may result in higher costs; and we may encounter difficulty in obtaining or renewing licenses and government approvals.

Furthermore, our experience in serving customers in the YRD may not be applicable in other parts of China. We cannot assure you that we will be able to leverage our experience in the YRD to expand into other parts of China. In our entry into new markets, we may face competition from paper packaging companies with established experience or presence in the geographical areas in which we plan to expand and from other paper packaging companies with similar expansion targets, in addition to the uncertainties discussed in the three preceding risk factors. There is no assurance that we will have similar success in regions outside the YRD. Our failure to manage any of our planned expansion or acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Our certificates, permits, and licenses related to our operations are subject to governmental control and renewal, and failure to obtain or renew such certificates, permits, and licenses will cause all or part of our operations to be terminated.

Our operations require licenses, permits and, in some cases, renewals of these licenses and permits from various governmental authorities in the PRC. Our ability to obtain, maintain, or renew such licenses and permits on acceptable terms is subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change.

Each of Great Shengda, Hangzhou Shengming and Shengda Color holds a printing license for decorative printing on packages, each valid until December 31, 2012. Suzhou AA holds a printing license for decorative printing on packages, valid until November 17, 2013. These printing licenses are renewable at the end of their terms by application to the relevant authorities. If our printing licenses are revoked or suspended or we are unable to renew a printing license for any reason, we cannot assure you that our business operations will not be stopped and, correspondingly, our financial performance would be adversely affected.

Suzhou AA is in the process of obtaining various approvals, permits and licenses, including, but not limited to, project registration, an environmental impact assessment, certain environmental approvals and a pollutant discharge permit. We cannot assure you that we will be successful and timely in obtaining such approvals, licenses and permits. Failure to do so may subject us to monetary fines or other penalties, including possible suspension of Suzhou AA's operations.

We depend heavily on key personnel, and loss of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management and key technical personnel, including our Chairman, Nengbin Fang, and our Chief Executive Officer, Daliang Teng, both of whom have a long history with the Company. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations. If we lose a key employee, or if a key employee fails to perform in his or her current position, our business could suffer. We face competition for personnel from other companies in our industry and from other organizations. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain key employees, which could materially and adversely affect our results of operations. In addition, the process of hiring qualified personnel is often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategies.

In addition, if any of these key personnel joins a competitor or forms a competing company, we may lose some of our customers. We have entered into confidentiality and non-competition agreements with all of our key personnel. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decision will be and the extent to which the court decision could be enforced in China, where all of these key personnel reside and hold most of their assets. See "—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us."

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity. Although we have procured director and officer insurance ("D&O insurance"), our coverage may be insufficient and we may incur substantial sums pursuant to our obligation to indemnify our directors and officers.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We currently have D&O insurance to cover such risk exposure for our directors and officers. Our bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to our Company. If our D&O insurance is insufficient to cover all such expenses for all directors and officers, we would be obligated to cover any shortfall, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity. Further, if D&O insurance becomes prohibitively expensive to maintain in the future, we may consider not to renew such insurance. The lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our Company, which could adversely affect our business.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Our business is materially dependent on our intellectual property. Our technical know-how is the result of our research and development efforts, which we believe to be proprietary and unique. We have obtained nine patents of utility models and have applied for a tenth patent. We cannot, however, assure you that we will be able to prevent third parties from infringing our intellectual property rights and utilize our patented technology. Further, third parties may assert infringement claims against us with respect to our intellectual property or attempt to invalidate our patents; we cannot assure you that such claims will not be successful. Even if we succeed in establishing or protecting our intellectual property rights, we could incur substantial costs and divert significant management resources in enforcing our right or defending any claims. If any party succeeds in asserting a claim against us relating to a disputed intellectual property, we may need to obtain licenses to continue to use the relevant design or technology. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. Failure to obtain the necessary licenses or other rights could cause our business results to suffer. We rely upon a combination of trade secrets, non-disclosure and other contractual agreements with our employees, as well as limitation of access to and distribution of our intellectual property, in our efforts to protect intellectual property. However, our efforts in this regard may be inadequate to deter misappropriation of our proprietary information or we may be unable to detect unauthorized use and take appropriate steps to enforce our rights. Policing unauthorized use of our intellectual property is difficult, and there can be no assurance that the steps taken by us will be successful. If litigation is necessary to safeguard our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we could incur substantial costs and diversion of our resources, which may have a material adverse effect on our business, financial condition, operating results or future prospects.

Infringement of our Shengda trademark may hurt our business.

Our Shengda trademark is protected through trademark registration in the PRC. Although we do not use the trademark on the cartons we produce, which usually have the trademarks or brand-names of our customers, we have built a significant amount of goodwill around our Shengda trademark among our customers and in the industry. If third parties infringe upon our Shengda trademark by unlawfully passing off their products as our products or imitating or using our Shengda trademark, we may face considerable difficulties and costly litigation in order to fully protect our rights in the trademark. An even more serious consequence may be damage to our reputation as a manufacturer of quality products. Our brand, reputation and sales volume may be materially and adversely affected by an infringement of our trademark.

Our facilities and inventory may be affected by fire or natural calamities. Our operations are also subject to the risk of power outage, equipment failure or labor disturbances and other business interruptions. We have limited insurance coverage and do not carry any business interruption insurance.

A fire, flood or other natural calamity may result in significant damage to our production facilities and inventory. Our operations are subject to risks of various business interruptions, including power outage, equipment failure or disturbances that may result from labor unrest. If we are unable to obtain timely replacements of damaged inventory or equipment, or if we are unable to find an acceptable contract manufacturer in the event our production facilities are damaged by a catastrophic event, then major disruptions to our production could have a significant adverse effect on our operations and financial results. For example, it would take us about four months to replace our German BHS2800 paperboard production line if that line were significantly damaged. During that time, our production would be significantly hampered and our revenues would diminish significantly. Also, our property insurance may not be sufficient to cover damages to our production facilities, and we do not carry any business interruption insurance covering lost profits as a result of the disruption to our production.

We have limited insurance coverage and do not carry any third-party liability insurance or insurance that covers the risk of loss of our products in shipment.

If any of our products are defective, then we may be subject to product liability claims or we may have to engage in a product recall. Our employees or independent third parties may suffer injury from accidents at our facilities. We do not carry any product liability insurance with respect to our products or third-party liability insurance to cover claims pertaining to personal injury or property or environmental damages arising from defects in our products, product recalls or accidents on our property. We only have limited insurance coverage for property and machinery damage. Our existing insurance coverage may not be sufficient to cover all the risks associated with our business. As a result, we may be required to pay for losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, under the shipping terms of some of our customer contracts, we bear the risk of loss in the shipment of our products. We do not insure this risk. While we believe that the transportation companies that we use carry adequate insurance or are sufficiently solvent to cover any loss in shipment, there can be no assurance that we will be adequately reimbursed upon the loss of a significant amount of our products.

Aside from impairing our financial performance, any slowdown or interruption in our production processes could negatively affect our brand.

We manufacture or assemble our products at our facilities in Hangzhou, Zhejiang, China. Our manufacturing operations are complicated and integrated, involving the coordination of raw materials sourced from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity. However, we may not be able to obtain enough resources in time to operate our facilities at the same or higher capacity and to increase our production volume. Any interruptions in our production could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

Inability to maintain our competitiveness would adversely affect our financial performance.

We operate in a competitive environment and face competition from existing competitors and new market entrants. Companies in our industry compete with each other on quality of products, production capacity, pricing, brand name, timely delivery and customer service. Some of our competitors are large, vertically integrated companies that have greater financial and other resources and greater manufacturing economics of scale, compared to our company.

Competition in the products we manufacture could increase if our competitors begin to price their products more attractively in order to gain market share, or develop or acquire technology to reduce their cost of production.

Furthermore, our industry is currently very fragmented, with a large number of small manufacturers serving local customers. Although this provides opportunities for us to grow externally, other competitors may have the same growth strategy and may be able to execute their growth strategy more speedily than we can, thereby gaining market share at our expense.

There is no assurance that we will be able to compete successfully in the future. Any failure by us to remain competitive would adversely affect our financial performance.

We became a public company by means of a reverse merger with a public shell company, and as a result we are subject to the risks associated with the prior activities of the public company.

Additional risks may exist because we became public through a reverse merger with a public shell company that did not have significant operations or assets prior to the time of the reverse merger. Prior to April 8, 2010, the date that we completed the reverse acquisition of Evercharm, our corporate name was Healthplace Corporation. When we operated as Healthplace Corporation through the date of the reverse acquisition, we were a public shell company, and our business plan was to become a web-based service provider offering an online service where health practitioners (such as chiropractors, dentists, massage therapists, occupational therapists and counselors) could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. As a shell company we had no significant business operations and generated nominal revenues. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with the public shell company to resolve future matters relating to the business and operations of the shell company that could be costly or difficult to secure. In addition, we may be exposed to undisclosed liabilities and incur losses, damages or other costs as a result of the prior operations of the shell company.

We are exposed to credit risks of our customers.

Our financial position, profitability and cash flows are dependent to a large extent on the creditworthiness of our customers and their ability to pay us on a timely basis. We have strict internal control over sales and collection of receivables. Our sales managers assess the background, reputation and liquidity of potential customers before granting credit, and the sales managers and sales directors analyze, on a monthly basis, receivables balances and aging of customer accounts. Most of our customers are Fortune 500 companies or the top 500 Chinese companies and maintain good credit with their suppliers. Nevertheless, if there is deterioration in the creditworthiness of our customers, our profitability and cash flows will be adversely affected.

We typically grant our customers credit periods ranging from 60 to 90 days. For 2008, 2009 and 2010, our accounts receivable turnover days were 59 days, 71 days and 70 days, respectively. We have strict internal control on collection of receivables, but receivable turnover days increased in 2008 and 2009 because we granted longer credit terms to our customers in order to maintain and develop sales levels during the global financial crisis that started in the summer of 2008. If any future event derails the economic growth in China or undermines the confidence in or puts further strains on the world financial system, we may have to extend longer credit periods or our customers may become less creditworthy, which may materially adversely affect our financial condition.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Wuxiao Fang, his son, Nengbin Fang, and his daughter, Congyi Fang, together currently own approximately 51.84% of our common stock. As a result, they have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions, while their interest may not always align with the interest of other stockholders. The concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a non-accelerated filer and, consequently, are not required to include an attestation report of our auditor in this annual report. However, we may become an accelerated filer in the future and, accordingly, may required to include an attestation report of our auditors in our annual report on Form 10-K for the fiscal year in which we cease to be a non-accelerated filer. We have taken several measures to improve our internal control over financial reporting after the reverse acquisition, such as hiring additional staff with knowledge of U.S. GAAP and reporting experience with the SEC. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Internal Control over Financial Reporting" for more information.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs, which could adversely affect our business.

We are subject to PRC laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our business and operating results could be materially and adversely affected if we were required to increase expenditures to comply with any new environmental regulations applicable to our operations.

If we are found liable for violation of environmental regulations, our business, reputation, financial condition and results of operations may be adversely affected and our permits and licenses may be suspended or revoked by Chinese regulatory authorities.

Our operations are subject to various risks associated with our use, handling, storage and disposal of hazardous materials, some of which are corrosive and flammable. If we are found liable for contamination, injury to employees or others, or other harm related to our use, handling, storage and disposal of hazardous materials, our business, reputation, financial condition and results of operations may be adversely affected.

We use, handle, store and dispose of hazardous materials in our operations; therefore, we are required to maintain necessary filings with the local competent authority and Great Shengda, Shengda Color and Hangzhou Shengming have made such filings with the local safety supervision authority as required by law. However, any future failure to maintain or update effective filings with the local safety supervision authority may subject us to monetary fines or suspension or revocation of licenses or permits. In addition, in operating our business we use and store certain materials that may be regarded as occupational hazards. Therefore, we are also required to maintain necessary filings with the local hygiene authority for use and storage of those occupational hazardous materials. Great Shengda, Shengda Color and Hangzhou Shengming have made filings with the local hygiene authority for use of xylene in our production. However, any failure to maintain or update effective filings with the local hygiene authority may subject us to monetary fines or orders to cease operation at our manufacturing facilities.

We cannot completely eliminate the risks of contamination, injury to employees or others, or other harms related to our use, handling, storage and disposal of hazardous materials. Although we have not experienced incidents in the past, there can be no assurance that we will not experience fires, leakages and other accidents. In the event of future incidents, we could be liable for any damages that may result, including potentially significant monetary damages for any civil litigation or government proceedings related to a personal injury claim, as well as fines, penalties and other consequences, including suspension or revocation of our licenses or permits, suspension of production, and cessation of operations at our manufacturing facilities, all of which would have a material adverse effect on our business, reputation, financial condition and results of operations. Furthermore, we currently do not carry any insurance coverage for potential liabilities relating to the release of hazardous materials.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in debt financing agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

For example, in November 2008 the Chinese government announced an economic stimulus package in the amount of approximately $586 billion. It is uncertain whether the various macroeconomic measures, monetary policies and economic stimulus packages adopted by the Chinese government will be effective in sustaining the fast growth rate of the Chinese economy in the long term.

Although the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, it still differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us or our directors and officers.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our legal right to certain leased properties could be challenged by governmental authorities or third parties due to our lessors' lack of proper land use rights or building ownership over such properties and mortgages on those properties.

We do not own the land or any building on which our production facilities are located. Instead, we lease land and buildings from related parties and a third party. Our lessors are required to comply with various land- and property-related laws and regulations to enable them to lease their properties for industrial use. For example, properties used for productive entities and the underlying land should be approved for industrial use purposes by competent governmental authorities and should have appropriate building ownership certificates. In addition, before any properties located on land owned by collective organizations may be leased to third parties, lessors are required to obtain appropriate approvals from the competent governmental authorities. We lease a parcel of land of approximately 3,328 square meters from Heshang Town Xiangheqiao Village Economic Cooperative, but we were not provided with the land use right certificate in respect of the leased land or any other evidence issued by the proper and competent authority showing that Heshang Town Xiangheqiao Village Economic Cooperative has obtained appropriate approvals to lease the land use rights to us. This failure may subject the lessor or us to monetary fines or other penalties and may lead to the invalidation or termination of our lease by the competent governmental authorities, thereby adversely affecting our ability to operate our manufacturing business. While Heshang Town Xiangheqiao Village Economic Cooperative has agreed to indemnify us against any loss incurred by us related to the title or nature of the use of this land, we cannot assure you that we will be able to successfully enforce the indemnity of the lessor. As a result, we may suffer losses resulting from the lessor's failure to obtain the required approvals to the extent that we could not be fully indemnified by the lessor.

We lease buildings with a total area of approximately 23,568 square meters from SD Group, which does not hold any building ownership certificates related to these buildings. We were informed that SD Group is applying for building ownership certificates for those buildings. We also lease the buildings with total area of approximately 63,536 square meters from Hangzhou Xin Shengda Investment Co. Ltd., or Xin Shengda. Xin Shengda only has building ownership certificates covering approximately 53,180 square meters of the leased buildings. Xin Shengda has advised us that it is applying for building ownership certificates for the remaining areas. However, there can be no assurance that these two lessors will successfully obtain the requisite building ownership certificates. As a result, we cannot assure you that our rights under those leases will not be challenged by competent governmental authorities. Any challenge to our legal rights to the properties under the leases used for our manufacturing operations, if successful, could impair or adversely affect our business and operations on those properties.

The buildings we lease from Xin Shengda are also subject to a mortgage. Xin Shengda did not obtain the required consent to the lease from the mortgagee. As a result, the lease may not be binding on the mortgagee or a transferee who acquires the property upon any foreclosure under the mortgage. While Xin Shengda, as the lessor, has agreed to indemnify us for any loss incurred as a result of the mortgagee's foreclosure on the mortgage, we cannot assure you that we will be able to successfully enforce the lessor's indemnity to the full extent. As a result, we may suffer losses to the extent we are not fully indemnified by the lessor.

Under PRC laws, all lease agreements are required to be registered with the local housing bureau. We have registered the leases for an aggregate building area of approximately 105,400 square meters, while the rest have not been registered. This may expose both our lessors and our subsidiaries to potential monetary fines. Some of our rights under the unregistered leases may also be subordinated to the rights of third parties.

Covenants in certain PRC loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations.

Great Shengda and Hangzhou Shengming have entered into loan agreements with banks in the PRC which contain various covenants that may limit our discretion in operating the business of our subsidiaries.

Our lenders have rights that include those that:

  restrict us during the term of the loan from undertaking any shareholding change or restructuring without obtaining prior approval of the lender;

  restrict us from undertaking mergers and acquisitions or any other joint venture arrangement without prior approval of the lender;

  restrict us from undertaking withdraw of capital, asset transfer, or equity transfer;

  restrict us from undertaking major investment, asset transfer, leasing, pledging or mortgaging its assets without obtaining prior approval of the lender; and

  restrict the distribution of dividends if after tax profit for a particular fiscal year (1) equals nil or less; (2) is insufficient to offset a deficit of prior years; or (3) is insufficient to pay off principal and interest due during the fiscal year.

There is no assurance that we will be able to obtain the lenders' approval for these transactions. These restrictions on our business may cause disruption in our business operations. Our lenders may restrict us from disposing of or restructuring the ownership of our operating facilities and limit our ability to undertake any acquisition or major investment. Even if we fail to obtain their approval for any such transaction, we must give timely notice of the transaction. In the event of such technical breach, the lender may have the right to rescind the loan, which would materially and adversely affect our operations, future prospects and results of operations.

Under the Enterprise Income Tax Law, China Packaging or Evercharm may be classified as a "resident enterprise" of China. Such classification would likely subject China Packaging or Evercharm and our non-PRC stockholders to different tax treatment by the PRC tax authorities.

Under China's Enterprise Income Tax Law and its implementing rules, or collectively the EIT Law, which became effective on January 1, 2008, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise." That means the enterprise can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules define de facto management bodies as having "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, which became effective retroactively on January 1, 2008, further interpreting the application of the EIT Law to non-Chinese enterprise or group-controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a "non-domestically incorporated resident enterprise" if (1) its senior management in charge of daily operations reside or perform their duties mainly in China; (2) its financial or personnel decisions are made or approved by bodies or persons in China; (3) its substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (4) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must withhold a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. No detailed measures on imposition of tax on non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If an offshore enterprise incorporated by a Chinese natural person were regarded as equivalent to a Chinese enterprise or group by Chinese tax authorities, China Packaging or Evercharm may be deemed by relevant tax authorities to be a resident enterprise for PRC enterprise income tax purposes. If the PRC tax authorities determined that China Packaging or Evercharm were a "resident enterprise," China Packaging or Evercharm may be subject to the enterprise income tax at a rate of 25% on its worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%, adjustable in accordance with any available tax treaties between China and the resident countries. Under the EIT Law, dividends paid to "resident enterprise" from Chinese subsidiaries would qualify as "tax-exempt income," but dividends paid by the "resident enterprise" in turn to non-PRC stockholders may be subject to a 10% withholding tax. However, the PRC tax authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends China Packaging pays to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of "resident enterprise" treatment for the 2010 tax year.

In the future, if China Packaging is treated as a "resident enterprise" by PRC tax authorities, China Packaging will be subject to taxation in both the United States and China, and its PRC tax may not be creditable against its U.S. tax.

The termination and expiration or unavailability of preferential tax treatments once available to us may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. However, entities that satisfied certain conditions enjoyed preferential tax treatment. In accordance with PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises which was effective until December 31, 2007, both Great Shengda and Hangzhou Shengming enjoyed preferential income tax rates. Effective on January 1, 2008, the new EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. The preferential tax treatment enjoyed by Hangzhou Shengming will end at the end of 2011. As a result, the tax rate applicable to Hangzhou Shengming will increase from 12.5% to 25% in 2012. The expiration and termination of such preferential tax treatment may have a material adverse effect on our financial conditions and operating results in 2012.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . That has led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and result in a material adverse effect on our business and results of operation.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

The majority of our sales are settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at banks in China authorized to conduct foreign exchange business.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The exchange rate of the RMB is currently managed by the Chinese government. On July 21, 2005, the People's Bank of China, or the People's Bank, with the authorization of the State Council of the PRC, announced that the RMB exchange rate would no longer be pegged to the U.S. Dollar and would float based on market supply and demand with reference to a basket of currencies. According to public reports, the governor of the People's Bank has stated that the basket is composed mainly of the U.S. Dollar, the European Union Euro, the Japanese Yen and the South Korean Won. Also considered, but playing smaller roles, are the currencies of Singapore, the United Kingdom, Malaysia, Russia, Australia, Canada and Thailand. The weight of each currency within the basket has not been announced.

The initial adjustment of the RMB exchange rate was an approximate 2% revaluation from an exchange rate of RMB 8.28 per U.S. Dollar to RMB 8.11 per U.S. Dollar. The People's Bank also announced that the daily trading price of the U.S. Dollar against the RMB in the inter-bank foreign exchange market would be allowed to float within a band of 0.3% around the central parity published by the People's Bank, while the trading prices of the non-U.S. Dollar currencies against the RMB would be allowed to move within a certain band announced by the People's Bank. The People's Bank has stated that it will make adjustments of the RMB exchange rate band when necessary according to market developments as well as the economic and financial situation. In a later announcement published on May 18, 2007, the band was extended to 0.5% . Since July 2008, the RMB has traded at RMB 6.83 per U.S. Dollar. Recent reports indicate an upward revaluation in the value of the RMB against the U.S. Dollar may be allowed. The People's Bank announced on June 19, 2010 its intention to allow the RMB to move more freely against the basket of currencies, which increases the possibility of sharp fluctuations in the value of the RMB in the near future and thus the unpredictability associated with the RMB exchange rate.

Despite this change in their exchange rate regime, the Chinese government continues to manage the valuation of the RMB. The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and the RMB. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. If our stockholders and beneficial owners who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to sanction under PRC laws.

SAFE has promulgated several regulations, including Circular 75 issued in October 2005 and its implementation rules issued in May 2007, requiring PRC residents, including both legal entities and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of the PRC, referred to as an offshore special purpose company, for the purpose of raising funds from overseas to acquire assets of, or equity interests in, PRC companies. Circular 75 applies retroactively. PRC residents who have established or acquired control of the special purpose vehicles which have completed a "round-trip investment" before the implementation of Circular 75 are required to register their ownership interests or control in such special purpose vehicles with the local offices of SAFE.

Under Circular 75, a special purpose vehicle refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, and "round trip investment" refers to the direct investment in China by PRC residents through the special purpose vehicles, including establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. In addition, any PRC resident that is the stockholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If any PRC resident who holds stock in an SPV fails to make the required SAFE registration and make any amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore SPV. Failure to comply with the SAFE registration and amendment registration requirements described above could result in liability for evading PRC laws applicable to foreign exchange restrictions.

We attempt to comply, and attempt to ensure that our stockholders and beneficial owners of our shares who are subject to these rules comply, with the relevant requirements. Wuxiao Fang, Nengbin Fang and Congyi Fang, who are PRC residents and our stockholders, each has made SAFE 75 filings regarding his or her shareholding in China Packaging, Evercharm, Shengda Holdings and Wealthcharm Investments Limited with the Zhejiang Provincial Branch of SAFE. However, we recently completed the acquisition of 25% equity interests in Shengming by Evercharm. The change of equity investment by Evercharm is yet to be filed to perfect the SAFE 75 filings of Wuxiao Fang, Nengbin Fang and Congyi Fang. We will file such change with Zhejiang Provincial Branch of SAFE as soon as practicable.

We have requested our other stockholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, as a result of the vagueness of these regulations and implementing rules, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by SAFE and its local branch. Furthermore, there is a risk that not all of our stockholders and beneficial owners who are PRC residents will in the future comply with our request to make or obtain any applicable registration or approvals.

Any failure by any of our stockholders or beneficial owners of our shares who are PRC domestic residents to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the PRC government, including restrictions on our relevant subsidiary's ability to pay dividends or make distributions to us and our ability to increase our investment in China.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or the engagement in the issuance or trading of securities overseas by our PRC resident stockholders may subject such stockholders to fines or other liabilities.

Other than Circular 75, our ability to conduct foreign exchange activities in the PRC may be subject to the interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by the People’s Bank of China in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our beneficial owners. We have asked our beneficial owners to apply to their local branch of SAFE to register in accordance with the Individual Foreign Exchange Rules. These applications have not yet been approved and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions. Because of this uncertainty, we cannot be sure whether the failure by any of our PRC resident stockholders to make the required registration will subject our PRC subsidiaries to fines or legal sanctions on their operations, delay or restriction on repatriation of proceeds of this offering into the PRC, restriction on remittance of dividends or other punitive actions that would have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty establishing adequate management, legal and financial controls in the PRC. While we have certain internal procedures in our budgeting, forecasting, and management and allocation of funds, our internal controls may not be adequate.

China historically did not have Western-style management and financial reporting concepts and practices, as well as modern banking, computer and other control systems. Our operations, being based in China, may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may also have difficulties in hiring and retaining a sufficient number of qualified employees to implement and maintain such internal control systems.

We strive to improve our internal controls and disclosure controls. We hope to develop an adequate internal accounting control to budget, forecast and manage our funds, and an adequate disclosure control that will enable us to disclose material events affecting our operations and prospects on a timely basis. There is no guarantee that these improvements will be adequate or successful, or be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, or prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and satisfy our obligations under United States securities laws to maintain internal control over financial reporting and disclosure control over material information.

We must comply with the Foreign Corrupt Practices Act and Chinese anti-corruption laws.

We are required to comply with the United States Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. The PRC also strictly prohibits bribery of government officials. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in China. If our competitors engage in these practices, they may receive preferential treatment from some companies and gain an advantage in securing business, or from government officials who might give them priority in obtaining new licenses, thus putting us at a disadvantage. Our employees, agents, representatives and consultants may not always be subject to our control. If any of them violates the FCPA or other anti-corruption laws, we might be held responsible, and we could be subject to severe penalties as a result. In addition, the U.S. government may seek to hold us liable for successor liability for FCPA violations committed by companies in which we invest or which we acquire.

PRC regulation of direct investment and loans by offshore holding companies to PRC entities may delay or limit our ability to use the proceeds of the Public Offering to make additional capital contributions or loans to our PRC operating businesses.

Any capital contributions or loans that we, as an offshore company, make to our PRC operating businesses are subject to PRC regulations. For example, any of our loans to our PRC operating businesses cannot exceed the difference between the total amount of investment our PRC operating businesses are approved to make under relevant PRC laws and their respective registered capital, and must be registered with the local branch of SAFE as a procedural matter. In addition, our capital contributions to our PRC operating businesses must be approved by the NDRC and MOFCOM or their local counterpart and registered with the SAIC or its local counterpart. We cannot assure you that we will be able to obtain these approvals on a timely basis, or at all. If we fail to obtain such approvals, our ability to make equity contributions or provide loans to our PRC operating businesses or to fund their operations may be negatively affected, which could adversely affect their liquidity and their ability to fund their working capital and expansion projects and meet their obligations and commitments.

Furthermore, SAFE promulgated Circular 142 in August 2008 with respect to the administration of conversion of foreign exchange capital contribution of foreign invested enterprises into RMB. Pursuant to Circular 142, RMB converted from foreign exchange capital contribution can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investment or acquisition unless otherwise allowed by PRC laws or regulations. As a result, we may not be able to increase the capital contribution of our operating subsidiaries or equity investee and subsequently convert such capital contribution into RMB for equity investment or acquisition in China.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval was required in connection with our listing and any public offering overseas, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. The 2006 M&A Rule, among other things, has certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe that while the CSRC generally has jurisdiction over overseas listings of SPVs, CSRC's approval is not required for our overseas listing and any future offerings given the fact that (i) Great Shengda, a foreign-invested enterprise, was established by Evercharm before the 2006 M&A Rule became effective; and (ii) we were not, and are not, an SPV as defined in the 2006 M&A Rule. However, there remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval was required for our overseas listing and any future offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and other penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the injection of proceeds from an offering into our PRC subsidiaries, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations encompassed in the 2006 M&A Rule.

The 2006 M&A Rule, as amended on June 22, 2009, also governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the 2006 M&A Rule will require the parties to the transaction to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the 2006 M&A Rule is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses. Accordingly, due to the 2006 M&A Rule, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The 2006 M&A Rule allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The 2006 M&A Rule also prohibits a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The 2006 M&A Rule also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the 2006 M&A Rule may impede our implementation of our growth strategy.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer released in December 2009 by China's State Administration of Taxation, effective as of January 1, 2008.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation on December 10, 2009, where a foreign investor transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, or Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5% or (2) does not tax foreign income of its residents, the foreign investor shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. The PRC tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid PRC tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Since Circular 698 came into force on December 10, 2009, we cannot assure you our reorganization will not be subject to examination by the PRC Subsidiaries' tax authorities and any direct or indirect transfer of our equity interests in our PRC subsidiaries via our overseas holding companies will not be subject to a withholding tax of 10%.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than prior labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer. If the monthly wage of an employee is three times greater than the average monthly wage in the previous year for employees as announced by the people's government at the municipal level directly under the central government or at the city with district level authority where the employer is located, the rate for the financial compensation paid to him shall be three times the average monthly wage of employees and shall be for not more than 12 years of work. In contrast to at-will employment arrangements, most employment arrangements in China are for a fixed term. An employer may also be liable to compensate an employee when the employer decides to terminate an existing employment before its expiration. In addition, if the labor market tightens in China or in the YRD, our labor costs may experience further increase.

Our failure to fully comply with PRC labor laws exposes us to potential liability.

Companies operating in China must comply with a variety of labor laws, including social insurance, housing fund and other employee welfare payment obligations. Uncertainties exist as to the interpretation, implementation and enforcement of these obligations. We believe we have paid all necessary social insurance contributions for all the employees of Great Shengda, Shengda Color and Hangzhou Shengming in accordance with applicable law. Further, we intend to pay all relevant social insurance contributions for all the employees of Suzhou AA, which recently obtained its social insurance registration certificate, in accordance with applicable law. However, if relevant governmental authorities determine that we have not complied fully with these obligations, we may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on us for our failure to comply with these regulations. In addition, if any current or former employee files a complaint with the relevant governmental authorities, we may be subject to fulfilling employee welfare obligations as well as paying administrative fines.

Currently, we do not pay housing fund for our employees as required under the PRC law. The local Xiaoshan housing fund authority issued a certification to us on July 6, 2010, which certifies that the housing fund system is not fully implemented in Xiaoshan district, that the local Xiaoshan housing fund authority will extend the housing fund system to us in the near future and that the local Xiaoshan housing fund authority will not require us to fulfill our past housing fund contribution obligations retroactively. However, there can be no assurance that we will not be challenged by our employees for failure to pay housing fund as required by law and that we will not be punished by the local housing fund authority in the future.

We face risks related to health epidemics.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the United States and China. China is a populous country and is susceptible to outbreaks of major epidemics. In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in China may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers' facilities or our customers' facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Future sales or perceived sales of our common stock could depress our stock price.

Our executive officers and directors and one 5% stockholder have agreed not to sell shares of our common stock for a period of 360 days after the Public Offering, and certain stockholders have agreed not to sell their shares of our common stock for a period of 180 days, following the Public Offering, subject to extension under specified circumstances at the option of the underwriters. Shares of common stock subject to these lock-up agreements will become eligible for sale in the public market upon expiration of these lock-up agreements, subject to limitations imposed by Rule 144 under the Securities Act. A substantial number of shares of our common stock held by our current stockholders are freely tradable. If the holders of these shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline. Moreover, the perceived risk of the potential dilution of this offering could cause stockholders to attempt to sell their shares and investors to short the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock's market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our common stock is subject to price volatility related and unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common stock may be delisted from The NASDAQ Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of The NASDAQ Global Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price, satisfy standards relative to minimum stockholders' equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on The NASDAQ Global Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The NASDAQ Global Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We may be subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock were delisted and became a "penny stock," we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our articles of incorporation and bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore, depress the trading price of the common stock.

Our articles of incorporation authorize our board of directors to issue up to 100,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our articles of incorporation and bylaws contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends in the foreseeable future.

We intend to retain any earnings to finance the development and expansion of our business in the foreseeable future, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Global Market and trades under the symbol “CPGI.” Our common stock was formerly quoted on the OTC Bulletin Board under the symbol "CPAK" and previously quoted under the symbol "HLPL." Prior to our underwritten public offering on December 10, 2010, there had never been an active public market for shares of our common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as quoted on the OTC Bulletin Board and NASDAQ. Prior to March 31, 2010, our common stock was not listed on an exchange or otherwise quoted on an automated quotation system and accordingly there is no historical information for such prior time periods.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2010
1st Quarter (only for March 31, 2010)	$2.00	$2.00
2nd Quarter	5.99	3.00
3rd Quarter	7.40	1.30
4th Quarter	4.05	3.70

Approximate Number of Holders of Our Common Stock

As of March 23, 2011, there were approximately 127 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

Great Shengda declared a dividend distribution to Evercharm in 2008, totaling RMB 45.0 million (approximately $6.6 million). Other than this dividend, we have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to compliance with Nevada law governing the payment of dividends and any applicable contractual restrictions on payments of dividends. See "Risk Factors—Risks Related to Our Business—Our holding company structure may limit the payment of dividends," "Risk Factors—Risks Related to Doing Business in China—Covenants in certain PRC loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations," "Risk Factors—Risks Related to Doing Business in China—SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. If our stockholders and beneficial owners who are PRC residents fail to make any required applications and filings under such regulations, we may be unable to distribute profits and may become subject to sanction under PRC laws," "Business—Regulation—Dividend Distribution" and "PRC Income Tax Considerations—Dividends that Non-PRC Resident Investors Receive from Us; Gain on the Sale or Transfer of Our Common Stock" for more information regarding restrictions on our payment of dividends.

Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

Use of Proceeds

On December 10, 2010, we sold 8,000,000 shares of common stock offered pursuant to a registration statement on Form S-1 (Registration No. 333-168370). The net proceeds from the sale was approximately $29.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

We intend to use the net proceeds from the Public Offering to pay for part of the new paper manufacturing plant with an annual production capacity of 100,000 to 300,000 tons, which we expect to cost approximately $52 million. The new plant will be built in two phases. Phase I, which is expected to be completed by the end of 2011, will require capital expenditures of approximately $34 million, including the cost of acquiring the land use rights for approximately $11 million. Phase II, which is expected to be completed by the end of 2012, will require approximately $18 million.

We had initially explored opportunities to acquire a paper manufacturing company with an annual capacity of 250,000 to 300,000 tons to achieve vertical integration of our production process. However, given the increase in valuations among potential targets and the amount of proceeds from the Public Offering, we concluded it would be more cost effective for the Company to build a new plant to fulfill our strategic objectives. We believe the net proceeds from this offering, together with cash on hand, cash from operations and/or funds available under our lines of credit, will be sufficient to fund the new plant and the currently contemplated acquisitions. We are in discussion with several paper packaging companies regarding possible acquisitions. We have not entered into any definitive agreement or commitment with respect to any such acquisition.

The amount and timing of our actual expenditures will depend on the progress of the construction of the paper plant and our negotiations with the acquisition targets. We may find it necessary or advisable to use portions of the proceeds for other purposes, and we will have broad discretion in the application of the net proceeds. We would consider reallocating the funds in the event that we were unable to begin construction of the plant within the expected timeframe. Among other things, we may allocate all or part of the proceeds for acquisitions. Important factors we will consider before acquisition are the quality of the companies, historical and future potential for profitability, environmental compliance and our ability to make the purchase at a price we deem acceptable. If we are unable to locate an appropriate target based on these factors, we would choose to reallocate our use of proceeds to upgrading existing equipment, purchasing new equipment, expanding production capacities, working capital and general corporate purposes. Pending these uses, the proceeds will be invested in short-term bank deposits.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The selected consolidated statement of operations data for the fiscal years ended December 31, 2007, 2008, 2009 and 2010 and the selected balance sheet data as of December 31, 2008, 2009 and 2010 are derived from the audited consolidated financial statements of China Packaging for those fiscal years. The selected consolidated statement of operations data for the fiscal year ended December 31 2006 and the selected balance sheet data as of December 31, 2006 and 2007 are derived from the unaudited consolidated financial statements of China Packaging for those fiscal years.

The audited consolidated financial statements for the fiscal years ended December 31, 2007, 2008, 2009 and 2010 and the unaudited consolidated financial statements of China Packaging for the fiscal year ended December 31, 2006 are prepared and presented in accordance with U.S. GAAP. The selected financial data information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes. The historical financial statements are not necessarily indicative of our future performance.

					Fiscal Year Ended
	Fiscal Years Ended December 31,				December 31
U.S. dollars, except shares	2006	2007	2008	2009	2010
	(Unaudited)
Statements of Operations Data
Revenues	$62,614,680	$79,116,893	$92,289,406	$94,664,477	$130,089,290
Cost of goods sold	46,413,190	59,593,160	68,834,379	69,227,722	93,594,547
Gross profit	16,201,490	19,523,733	23,455,027	25,436,755	36,494,743
Operating expenses Selling expenses	3,792,441	5,796,808	7,102,250	6,986,769	4,219,484
General and administrative expenses	2,229,336	3,910,042	4,769,220	4,157,667	8,770,951
Other income (expenses)
Interest income	167,012	504,778	621,454	620,039	667,825
Interest expense	(726,527)	(901,384)	(995,707)	(856,618)	(534,736)
	559,515	(396,606)	(374,253)	(236,579)	133,089
Income before tax expense and noncontrolling interest	9,620,168	9,420,277	11,209,304	14,055,740	23,637,397
Income tax expense	—	1,194,505	1,836,315	1,698,064	3,884,189
Net income	9,620,168	8,225,772	9,372,989	12,357,676	19,753,208
Less: net income attributable to noncontrolling interest	—	(322,809)	(422,159)	(205,776)	(415,279)
Net income attributable to China Shengda Packaging’s common stockholders	$9,620,168	$7,902,963	$8,950,830	$12,151,900	$19,337,929
Basic and diluted earnings per share(1)	$0.35	$0.29	$0.32	$0.44	$0.63
Weighted-average number of shares outstanding—basic and diluted(1)	27,600,000	27,600,000	27,600,000	27,600,000	30,721,788
Cash dividends declared per share(1)	$0.45	$0.35	$0.24	—	—

(1)

These data have been retrospectively adjusted giving effect to the reverse merger between China Packaging and Evercharm, completed on April 8, 2010. More information about the reverse merger is contained in in our Consolidated Financial Statements.

	As of December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data	(Unaudited)	(Unaudited)
Cash and cash equivalents	$10,586,580	$6,482,239	$6,856,250	$12,695,444	$35,581,323
Total assets	49,434,491	78,662,678	59,145,089	65,655,775	147,938,003
Total liabilities	27,890,526	60,450,036	36,719,865	31,554,582	61,788,237
Total equity	21,543,965	18,212,642	22,425,224	34,101,193	86,149,766

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

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

We serve a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung's Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic's Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of whom have been with us for over five years.

Our total revenues for the fiscal year ended December 31, 2010 were approximately $130.1 million, an increase of $35.4 million, or 37.4%, compared to total revenues of $94.7 million for the fiscal year ended December 31, 2009. Our net income attributable to China Shengda Packaging’s common stockholders for the fiscal year ended December 31, 2010 was approximately $19.3 million, an increase of $7.1 million, or 59.1%, from approximately $12.2 million for the fiscal year ended December 31, 2009.

Recent Developments

Planning to build a paper manufacturing plant

On March 7, 2011, the Company signed a Letter of Intent to purchase the land use rights for a 166,533 square meter plot of land in Yancheng City, Jiangsu Province, China for $11.4 million in order to build a paper manufacturing plant.

The Company plans to build the new plant in two phases. Phase I, which is expected to be completed by the end of 2011, will entail the construction of 100,000 to 150,000 tons per annum of paper capacity and is expected to require capital expenditures of approximately $34 million, including the cost of acquiring the land use rights. Phase II, which is expected to be completed by the end of 2012, will entail the construction of 150,000 to 300,000 tons per annum of paper capacity and is expected to require approximately $18 million. The Company plans to fund the purchase of the land use rights and construction of the new plant through the proceeds received from its recently closed Public Offering and internal cash generation.

The seller of the land use rights for the plot of land in Yancheng City is Shengda Group Jiangsu Shuangdeng Paper Industry Co., Ltd., a subsidiary of Shengda Group, which is a related party of the Company. Yancheng City is approximately 250 miles from the Company's base of operations in Hangzhou.

Executive Overview of Financial Results

Financial Performance Highlights

We continued to experience strong demand for our products and services during the fiscal year ended December 31, 2010, which resulted in revenue and net income growth. The following are some financial highlights for the year:

  Revenues: Revenues increased $35.4 million, or 37.4%, to $130.1 million during the fiscal year ended December 31, 2010 from $94.7 million during 2009.

  Gross Profit: Our gross profit increased $11.1 million, or 43.5%, to $36.5 million during 2010 from $25.4 million in 2009. Gross profit as a percentage of revenues was 28.1% during 2010, as compared to 26.9% during 2009.

  Income from operations: Income from operations increased $9.2 million, or 64.5%, to $23.5 million for 2010 from $14.3 million for 2009.

  Income before Income tax expense and noncontrolling interes: Income before income tax expense and noncontrolling interest increased $9.6 million, or 68.2%, to $23.6 million in 2010 from $14.1 million in 2009.

  Fully diluted earnings per share: Fully diluted net income per share was $0.63 for 2010 as compared $0.44 for 2009.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Rising Consumer Purchasing Power and Growth of the Chinese Economy. Rising consumer purchasing power in China and growth of the Chinese economy in the last few years have translated into an increasing demand for, and sales of, consumer products, such as food products, household electrical appliances and furniture. Our management believes this increase in demand for consumer products has led, and will continue to lead, to increasing demand for paper packaging products. Government spending on infrastructure in connection with the Beijing Olympic Games and Shanghai World Expo 2010 has also facilitated more dynamic development of commerce in the PRC. The World Bank forecasts that China's GDP will grow at an average rate of 8.4% from 2009 to 2014. While the export sector may not achieve growth rates as strong as those experienced in the past decade, we believe consumer spending in China will help keep the Chinese economy buoyant in view of the Chinese government's stated goal of stimulating domestic consumer spending.

  Ability to Maintain High Margin. We have flexibility in pricing our products. We negotiate prices with over 800 customers for their orders based on order size and product requirements. We believe most of our customers are willing to pay us higher prices for our high quality products, timely delivery and strong production capacity that meets their requirements, which we expect will allow us to maintain high profit margins for our products. We also strive to diversify our products and have started to develop high gross margin products such as color-printed carton and pre-printing paper. The trends favoring high-quality and environmentally friendly packaging solutions, as discussed below, also should allow us to maintain our high profit margins.

  Fluctuation in Raw Material Costs. Historically, approximately 70% of our cost of goods sold comprised of raw materials, mainly raw paper. Thus our cost of goods sold is sensitive to the price of raw paper. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. Raw paper price was higher in 2008, dropped significantly in 2009 and rose again in the first half of 2010 and then kept stable. We normally can pass the cost increase to our customers, but there may be a time lag of about two months. In view of the anticipated continued growth in the Chinese economy and the gradual improvement in global economic conditions, demand for raw paper will likely remain strong. Therefore, we anticipate continued upward pressure on raw paper prices through 2011.

  Dependence on the YRD Region. The YRD, which includes Xiaoshan, the location of our subsidiaries, is an important manufacturing base in China with a highly developed transportation infrastructure. Given the relatively high cost of transporting paper, our sales have been limited to areas within 300-500 kilometers of our manufacturing facilities. Therefore, most of our customers are in the YRD region and we are dependent on the region's continued economic growth. The YRD accounts for approximately 20% of China's GDP and one-third of China's imports and exports. In August 2007, Xinhua News Agency reported that the region's GDP was forecasted to grow at an annual rate of approximately 11% and reach RMB 16.0 trillion (approximately $2.4 trillion) by 2020. We expect the economy of the YRD to continue to grow rapidly throughout 2011, which will provide a favorable macroeconomic environment for our business. We do not believe any of our key customers will relocate out of the region in the foreseeable future.

  Industry Trends. We believe we benefit from a number of favorable trends. According to S&P Consulting, market demand for corrugated paper cartons will grow from 2009 at a CAGR of 14.2% to 62.6 billion square meters in 2013, with China, according to the China Packaging Federation, overtaking the United States as the largest corrugated paper carton market in the world. With environmental concern becoming an increasingly important topic around the world, packaging materials are expected to be energy saving, toxic-free, reusable, degradable and multi-functional. Government mandate as well as consumer preference make paper a more environmentally-friendly substitute for metal, plastic or glass as packaging material. All of the foregoing translates into significant growth potential for the corrugated paper packaging industry in the PRC. Furthermore, as the standard of living rises, consumers are becoming more discerning about product image and presentation. The increased consumer sophistication translates into growing demand for high-quality and esthetically pleasing packaging. We are well positioned to take advantage of these market trends as we expand our capacity for color-printed cartons.

  Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. We expect to use most of the proceeds from this offering to build a paper manufacturing plant . If we successfully implement the plan, we should be able to produce some of the raw paper we use and gain new customers in new markets. We recently acquired Suzhou Asian & American Paper Products Co., Ltd. for RMB 3 million. Suzhou AA is engaged in the manufacturing and sale of paper products and has the estimated capacity to manufacture 18 million square meters of flexo cartons. We expect that Suzhou AA will contribute positively to our revenues and net income. We intend to leverage Suzhou AA's proximity to some of our major customers, including, among others, Suzhou Samsung Electronics Co. Ltd., to save freight costs and better serve these customers.

Taxation

United States. China Packaging is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Packaging had no U.S. taxable income for 2008, 2009 and 2010.

British Virgin Islands. Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income tax.

China. Great Shengda was entitled to two years exemption followed by three years half deduction on its income tax rate from 2005. Thus it was subject to a 12% enterprise income tax, or EIT, and 1.2% local tax for the fiscal year of 2007, and favorable tax rate at 12.5% for the fiscal years of 2008 and 2009, and a 25% rate for 2010. Hangzhou Shengming is also entitled to two years exemption followed by three years half deduction on income tax rate from 2007, thus it was exempt from EIT for 2007 and 2008 and was granted a 12.5% EIT rate for 2009, 2010 and 2011. Shengda Color was subject to a 25% EIT rate for 2008 and 2009 and 2010.

In October 2010, Great Shengda qualified as a National High-Tech Enterprise, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by government authorities every three years. We cannot assure that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

China's Enterprise Income Tax Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' stockholder has a tax treaty with China that provides for a different withholding arrangement.

Our income tax expense increased to $3.9 million from $1.7 million during 2010 as compared to 2009. The increase in income tax expense was mainly attributable to the expiration of the tax holiday for Great Shengda in 2010 and the increase of income before income tax expense in 2010 as compared to 2009. Our income tax expense decreased to $1.7 million in 2009 from $1.8 million in 2008. In 2008, we incurred a 10% withholding tax, in accordance with the EIT Law, as a result of Great Shengda's RMB 45.0 million (approximately $6.6 million) dividend distribution to Evercharm. Excluding the 2008 withholding tax, our income tax expense increased by approximately $0.5 million in 2009 due primarily to our increase in profits.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors legal and other developments and will make appropriate tax saving planning when necessary and available.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of our revenue.

(All amounts, other than percentages and per share number, in thousands of U.S. dollars)

	Years Ended December 31,
	2009			2010
		Percent			Percent
	Amount	of		Amount	of
	(U.S. dollars)	Revenues		(U.S. dollars)	Revenues
Revenues	$94,664,477	100.0%		$130,089,290	100.0%
Cost of goods sold	69,227,722	73.1%		93,594,547	71.9%
Gross profit	25,436,755	26.9%		36,494,743	28.1%
Operating expenses
Selling expenses	6,986,769	7.4%		4,219,484	3.2%
General and administrative expenses	4,157,667	4.4%		8,770,951	6.7%
	11,144,436	11.8%		12,990,435	10.0%
Other income (expenses)
Interest income	620,039	0.7%		667,825	0.5%
Interest expense	(856,618)	(0.9%	)	(534,736)	(0.4%	)
	(236,579)	(0.2%	)	133,089	0.1%
Income before income tax expense and noncontrolling interest	14,055,740	14.8%		23,637,397	18.2%
Income tax expense	1,698,064	1.8%		3,884,189	3.0%
Net income	12,357,676	13.1%		19,753,208	15.2%
Less: net income attributable to noncontrolling interest	(205,776)	(0.2%)		(415,279)	(0.3% )
Net income attributable to China Shengda Packaging's common stockholders	$12,151,900	12.8%		$19,337,929	14.9%

The Company’s and Evercharm’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).. The results of operations reported in the table above is based on the exchange rate of RMB 6.76 to $1 for the fiscal year ended December 31, 2010 and the rate of RMB 6.82 to $1 for the fiscal year ended December 31, 2009.

Revenues. Revenues increased $35.4 million, or 37.4%, to $130.1 million during the fiscal year ended December 31, 2010 from $94.7 million during 2009. Higher selling prices, representing the primary reason for increased revenues, resulted in a $20.5 million increase in revenues. The remainder of our revenue increase was primarily a result of increased sales volume from strengthened demand for our products, including demand from our major customers in the food, beverage and cigarettes and home appliances and electronics sectors which accounted for $13.9 million of our revenue increase.

Our product mix, based on revenues, changed during the fiscal year ended December 31, 2010, with color cartons accounting for a slightly higher percentage of our revenues than in prior periods. For the fiscal year ended December 31, 2010, color cartons accounted for 26.5% of our revenues, and flexo cartons accounted for the rest, compared to 25.9% and 74.1%, respectively, in 2009. Average per square meter prices for our color cartons and flexo cartons during 2010 were approximately $0.42 and $0.36, respectively, as compared to approximately $0.38 and $0.29, respectively, for 2009. We expect sales volume of color cartons will continue to increase and account for an increasing portion of our revenues as we intend to expand our production capacity for color cartons to meet anticipated rising demand arising from expected increased consumer emphasis on image and presentation.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 24.3% and 20.2%, respectively, of our revenues in the fiscal year ended December 31, 2010. We benefited from the economic recovery of the region since the financial crisis in 2008. We expect the economy of the YRD to continue to grow in 2011, which we believe will provide a favorable macroeconomic environment for our business.

Cost of Goods Sold. Our cost of goods sold increased $24.4 million, or 35.2%, to $93.6 million in the fiscal year ended December 31, 2010 from $69.2 million in 2009. This increase was mainly due to an increase in the cost of raw material, which increased by $21.9 million, or 42.3%, to $73.6 million in the fiscal year ended December 31, 2010 from $51.7 million in 2009. The increase in our raw material costs was primarily due to an increase in our sales volume and an increase in the average purchase price of raw materials. Labor costs also accounted for a portion of the increase in our cost of goods sold as such costs increased $0.8 million, or 13.5%, to $6.5 million in 2010 from $5.7 million in 2009. Despite the increase in the absolute figure, our cost of goods sold as a percentage of revenues decreased from 73.1% in 2009 to 71.9% in 2010. This decrease was due to our passing on the cost increase of raw material partially to our customers and our improved production process and equipment, which resulted in more efficient equipment utilization, reduced waste and reduced processing time.

Gross Profit. Our gross profit increased $11.1 million, or 43.5%, to $36.5 million during 2010 from $25.4 million in 2009. Gross profit from flexo cartons increased by $7.9 million, or 43.5%, to approximately $25.9 million in 2010 from $18.0 million in 2009. Gross profit from color cartons increased by $3.2 million, or 43.4%, to approximately $10.6 million in 2010 from $7.4 million in 2009. Gross profit as a percentage of revenues was 28.1% during 2010, as compared to 26.9% during 2009. Such percentage increase was mainly the result of the increase in revenues with a proportionately smaller increase in the cost of goods sold. The increase in our gross profit was also partially due to the addition of higher margin packaging products, including waterproof and extra heavy-duty packaging, to our product offering.

Selling Expenses. Our selling expenses decreased $2.8 million, or 39.6%, to $4.2 million during 2010, from $7.0 million in 2009. As a percentage of revenues, selling expenses in 2010 decreased to 3.2% from 7.4% for 2009. In 2009, we incurred higher selling expenses because we devoted more resources to develop, expand and explore the market in light of the unfavorable economic conditions in 2009. To date, we have not spent significant amounts on advertising as we mainly rely on long-term relationships with existing customers and our reputation as a quality packaging solutions provider in the YRD to attract new customers. The decrease was primarily due to: (1) $1.0 million decrease in traveling and advertising expenses, from $1.6 million in 2009 to $0.6 million in 2010, (2) $1.4 million decrease in freight from $4.4 million in 2009 to $3.0 million in 2010.

We changed our delivery logistics as a result of the recommendation of the logistics consultant which we engaged in 2009, which has helped reduce freight. Freight as a percentage of revenues in 2010 was approximately 2.3%, reduced from approximately 4.6% in the same period last year. We intend to continue to optimize our delivery logistics in this manner to keep selling expenses down.

General and Administrative Expenses. General and administrative expenses comprise R&D expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $4.6 million, or 111.0%, to $8.8 million during 2010 from $4.2 million in 2009. The increase was mainly attributable to business expansion and the improving business performance over the period, more R&D expenses and bonuses paid in 2010. The total amount of salary, traveling, office, and depreciation increased to $3.1 million in 2010 from $1.4 million in 2009, and R&D expenses increased by $2.2 million. R&D expenses increased to $2.6 million in 2010 from $0.4 million in 2009. As a percentage of revenues, general and administrative expenses in 2010 increased to 6.7% as compared to 4.4% for 2009. Interest Expense. Our interest expenses decreased $0.3 million, or 37.6%, to $0.5 million during 2010 from $0.9 million in 2009. As a percentage of revenues, interest expense in 2010 decreased to 0.4%, as compared to 0.9% for 2009. The decrease is mainly attributable to alower average short-term loan balance in 2010 as compared to 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $9.5 million, or 68.2%, to $23.6 million in 2010 from $14.1 million in 2009. Income before income tax expense and noncontrolling interest as a percentage of our revenues increased to 18.2% in 2010, as compared to 14.8% in 2009, as a result of the factors described above.

Income Tax Expense. Our income tax expense increased to $3.9 million from $1.7 million during 2010 as compared to 2009. The increase in income tax expense was mainly attributable to the expiration of the tax holiday for Great Shengda in 2010 when its tax rate was 15%, compared to 12.5% in 2009, and the increase of income before income tax expense in 2010 as compared to 2009.

Net income attributable to China Packaging's common stockholders. Our net income attributable to our common stockholders increased $7.2 million, or 59.1%, to $19.3 million in 2010 from $12.2 million in 2009 as a result of the above factors.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

	Year Ended		Year Ended
	December 31, 2008		December 31, 2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Revenues	$92,289,406	100.0	94,664,477	100.0
Cost of goods sold	68,834,379	74.6	69,227,722	73.1
Gross profit	23,455,027	25.4	25,436,755	26.9
Operating expenses
Selling expenses	7,102,250	7.7	6,986,769	7.4
General and administrative expenses	4,769,220	5.2	4,157,667	4.4
	11,871,470	12.9	11,144,436	11.8
Other income (expenses)
Interest income	621,454	0.7	620,039	0.7
Interest expense	(995,707)	(1.1)	(856,618)	(0.9)
	(374,253)	(0.4)	(236,579)	(0.2)
Income before income tax expense and non-controlling interest	11,209,304	12.2	14,055,740	14.9
Income tax expense	1,836,315	2.0	1,698,064	1.8
Net income before non-controlling interest	9,372,989	10.2	12,357,676	13.1
Less: Net income attributable to non-controlling interest	(422,159)	(0.5)	(205,776)	(0.2)
Net income attributable to stockholders	$8,950,830	9.7	12,151,900	12.8

Revenues. Revenues increased $2.4 million, or 2.6%, to $94.7 million in 2009 from $92.3 million in 2008. Revenue growth remained relatively flat in 2009, as our customers and the YRD were not spared of the consequences brought by the global economic crisis that began in the latter part of 2008 and lasted until mid-2009. Our average pricing for our products decreased 8.0% in 2009, reflecting lower raw material costs; however, the financial crisis did not directly impact our sales volume, which increased by 9.6% . The small increase in revenues in 2009 was mostly due to an increase in sales of color cartons as the revenues from color cartons increased to $24.5 million in 2009 compared to $15.6 million in 2008. This increase in revenues from color cartons was partially offset by a decrease in revenues from sales of flexo cartons, which decreased to $70.2 million in revenues in 2009 from $76.7 million in 2008.

Our product mix, based on revenues, changed with color cartons accounting for a higher percentage of our revenues than in prior periods. Color cartons accounted for 25.9% of our revenues, and flexo cartons accounted for the rest, for the year ended December 31, 2009, compared to 16.9% and 83.1%, respectively, for 2008. Average per square meter prices for our color cartons and flexo cartons in fiscal year 2009 were $0.38 and $0.29, respectively, as compared to $0.46 and $0.31, respectively, for fiscal year 2008.

Our customer base remained stable from 2008 to 2009, and we were able to attract additional customers for our color-printed paper products. We continued to serve the consumer and industrial goods manufacturing sectors. Our major customers were home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, accounting for approximately 23% and 27% of our revenues in fiscal year 2009.

Cost of Goods Sold. Our cost of goods sold comprised raw materials, labor costs (production-related workers), depreciation and amortization for production-related equipment, utilities consumption costs and overhead allocation. Historically, approximately 70% of our cost of goods sold consisted of the cost of raw materials, mainly raw paper. Other raw materials do not represent a significant portion of our cost of goods sold. The average purchase price of raw paper in 2009 decreased by approximately 19% from 2008, which led to the decrease of cost of goods sold. However, this impact was offset by an increase in sales volume, which in 2009 increased 9.6% from 2008 and resulted in an increase in our cost of goods sold by $0.4 million, or 0.6%, to $69.2 million in 2009 from $68.8 million in 2008.

The cost of goods sold, as a percentage of sales revenue, decreased from 74.6%, or $68.8 million, in 2008 to 73.1%, or $69.2 million, in 2009. The decrease was due to our improved production process and equipment, resulting in more efficient equipment utilization, reduced waste and reduced average production time.

Gross Profit. Our gross profit increased $2.0 million, or 8.5%, to $25.4 million during 2009 from $23.5 million in 2008. This increase in gross profit was mostly attributable to increased sales of color cartons, which generally have higher profits margins than flexo cartons. Gross profit from color cartons increased by $3.0 million, or 68.1%, to $7.4 million in 2009 from $4.4 million in 2008. Gross profit as a percentage of sales revenue was 26.9% during 2009 as compared to 25.4% during 2008. The percentage increase was mainly attributable to the increase in revenues with a proportionately smaller increase in cost of goods sold. While we introduced new, higher margin packaging products, including waterproof and extra heavy-duty packaging, to our product offering in the second half of 2009, this did not have an immediate significant impact on our gross profit due to the time it takes to market and sell new products.

Selling Expenses. Selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses decreased $0.1 million, or 1.6%, to $7.0 million during 2009 from $7.1 million in 2008. The change in selling expenses in 2009 from 2008 was in line with the slight increase in our revenues in 2010.

Freight is the most significant component, accounting for 4.6% and 4.8% of revenues in fiscal 2009 and 2008, respectively. We engaged a logistics specialist during fiscal 2009 to assist us in evaluating ways in which we may reduce costs in future periods.

General and Administrative Expenses. General and administrative expenses comprise R&D expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our administrative expenses decreased $0.6 million, or 12.8%, to $4.2 million during 2009 from $4.8 million in 2008. As a percentage of sales revenue, administrative expenses in 2009 decreased to 4.4%, as compared to 5.2% for 2008. The decrease was mainly attributable to our strict expense controls and improved management efficiency. R&D expense in 2009 amounted to $414,128, compared to $6,453 in 2008. The substantial increase in R&D expense in 2009 was mainly due to the Company's investment in research on heavy equipment packaging and waterproof cartons.

Interest Expenses. Our interest expenses decreased $0.1 million, or 14.0%, to $0.9 million in 2009 from $1.0 million in 2008. As a percentage of sales revenue, interest expenses in 2009 decreased to 0.9%, as compared to 1.1% in 2008. The fluctuation was mainly attributable to lower short term bank loan balances in 2009.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest increased $2.9 million, or 25.4%, to $14.1 million in 2009 from $11.2 million in 2008. Income before income tax expense and noncontrolling interest as a percentage of sales revenue increased to 14.9% in 2009, as compared to 12.2% in 2008. The increase was mainly attributable to the slight increase in gross margin, which resulted from the lower raw material price in 2009.

Income Tax Expense. Our income tax expense decreased to $1.7 million in 2009 from $1.8 million in 2008. In 2008, we incurred a 10% withholding tax, in accordance with the EIT Law, as a result of Great Shengda's RMB 45.0 million (approximately $6.6 million) dividend distribution to Evercharm. Excluding the 2008 withholding tax, our income tax expense increased by approximately $0.5 million in 2009 due primarily to our increase in profits.

Net Income. Our net income increased $3.0 million, or 31.8%, to $12.4 million in 2009 from $9.4 million in 2008, as a result of the factors described above.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of December 31, 2010, we had cash and cash equivalents of $35.6 million, restricted cash of $12.4 million and $9.7 million of borrowing capacity under two lines of credit. As of December 31, 2009, we had cash and cash equivalents of $12.7 million, restricted cash of $4.4 million and $26.6 million of borrowing capacity under three lines of credit. We anticipate that cash generated from our operations and borrowing capacity under our lines of credit will be sufficient to satisfy our obligations. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Fiscal Year Ended December 31,
	2009	2010
Net cash provided by operating activities	$16,829,943	$19,976,374
Net cash (used in) investing activities	(3,561,399)	(31,395,366)
Net cash (used in) provided by financing activities	(7,432,932)	34,010,260
Effect of exchange rate fluctuation on cash and cash equivalents	3,582	294,611
Net changes in cash and cash equivalents	12,695,444	35,581,323

Net cash provided by operating activities was $20.0 million for 2010, as compared to $16.8 million in net cash provided by operating activities for 2009. We experienced significant growth in sales orders due to high market demand in 2010, which resulted in net income of $19.8 million during the period, a $7.4 million increase as compared to 2009. An increase in the balance of our accounts and notes payable due to our suppliers also contributed to our net cash flow, totaling $28.5 million. However, the increase was offset by (1) an increase in the balances of our accounts and notes receivable, which was in line with the fast growth of our revenues in 2010, amounting to $10.5 million, (2) an increase in the balance of our inventory due to the increased purchase price of raw materials and increased inventory, amounting to $10.1 million, (3) an increase in the balance of our restricted cash due to the increased notes payable issued to our suppliers, amounting to $7.7 million, and (4) the repayment of $2.2 million due to a related party.

We typically grant our customers credit periods ranging from 60 to 90 days. Our average accounts receivable turnover period was 70 days in 2010, compared to 71 days for 2009.

We have strict internal control on sales and collection of receivables. Our sales managers assess the background, reputation and liquidity of potential customers before granting credit, and sales managers and sales directors analyze, on a monthly basis, receivables balances and aging of customer accounts. To date, we have not experienced significant debt collection problems. Accordingly, we do not have a bad debt reserve. We do not anticipate further extending the credit periods to our customers. We believe it will be difficult, at least in the short term, to return to the shorter credit periods in place prior to the global financial and economic crisis during 2008 and 2009, although we did succeed in shortening the average accounts receivable turnover period in 2010, as compared to 2009.

Our suppliers generally allow us 45 to 60 days credit. All of our suppliers extend us credit, and our accounts and notes payable have grown with both our revenues and our inventory levels, increasing from $13.8 million at December 31, 2009 to $44.9 million at December 31, 2010. Increased accounts and notes payable in 2010 were also a result of extended average credit periods from our suppliers granted in light of our larger volumes of purchases. We have historically paid our accounts and notes payable on time and do not have past due accounts with our suppliers.

Investing Activities

Net cash used in investing activities was $31.4 million for 2010, as compared to $3.6 million in net cash used in investing activities for 2009. The increase was mainly attributable to the $11.1 million prepayment used for the acquiring land use right, $9.6 million used to acquire new equipments, $7.5 million payment used the construction in progress and $3.0 million used to acquire the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong.

Financing Activities

Net cash provided by financing activities was $34.0 million for 2010, as compared to $7.4 million used in financing activities for 2009. The change was mainly due to the net proceeds from the private placement, totaling $4.0 million in May 2010 and the public offering, totaling $29.7 million in December 2010.

The income of our PRC subsidiaries is distributable to their stockholders after appropriations to non-distributable reserves required by PRC law and the subsidiaries' respective articles of association. Statutory reserves of a subsidiary can be used to offset previous years' losses, if any, and may be converted into capital in proportion to the existing equity interests of the subsidiary's stockholders to the extent such conversion does not cause the balance of the reserves to fall below 25% of the subsidiary's registered capital. If the balance of the statutory reserves reaches 50% of a subsidiary's registered capital, no further appropriation is required. Under relevant PRC law and the respective articles of association of Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, the appropriation to the statutory and other reserves of the subsidiaries is 15% of the respective subsidiary's after-tax net profit, as determined by generally accepted accounting principles in PRC. As of December 31, 2010, Great Shengda's statutory reserve balance exceeded 50% of its registered capital; therefore, it is not required to appropriate future income to statutory reserves. As of December 31, 2010, the statutory reserve balances of Shengda Color, Hangzhou Shengming and Suzhou AA amounted to approximately 19.0%, 9.2% and 8.8%, respectively, of their registered capital, so these three subsidiaries are subject to further appropriation of future income to statutory reserves.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for us to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or we have objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

Accounts and Notes Receivable

Accounts receivable are recognized and carried at original sales amount less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2010 and 2009. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time. Notes receivable represent bankers' acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers' acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for the years presented.

Income Taxes

We follow ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Business Combinations

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

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related parties. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

We adopted SFAS No. 157, "Fair Value Measurements," or ASC Topic 820-10, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have not adopted ASC Topic 820-10 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for an assets or liability required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would be transacted and consider assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

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

Concentration of Credit Risk

Assets that potentially subject us to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31, 2010 and 2009, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

No customer individually accounted for greater than 10% of the total revenues for the periods presented, except that in 2009, Hangzhou Wahaha Group, accounted for more than 7.5% of our total revenue for the year. The majority of our customers are, however, located in the YRD, therefore, we are very dependent on such region's continued economic growth.

Current vulnerability due to certain other concentrations

Our operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

We transact all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, Accounting Standards Codifications

In January 2010, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on our consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. ASU 2010-28 requires an entity with reporting units with zero or negative carrying amounts, the Step 2 of test should be performed, in accordance with guidance in Topic 350. ASU 2010-28 is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is not permitted. We estimated that the adoption will not have any significant impact on our consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)”. ASU 2010-29 provides further interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We estimated that the adoption will not have any significant impact on our consolidated financial position and results of operations.

In 2010 and 2011, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010-29 and ASU 2011-1, which are not expected to have a material impact on our consolidated financial statements upon adoption.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and the real estate industry, and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that is material to an investment in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to dramatic seasonal variations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks' prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the year ended December 31, 2010.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2010 would decrease net income before provision for income taxes by approximately $0.1 million for the year ended December 31, 2010. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and consolidated costs and expenses are denominated in the RMB. All of our assets are denominated in the RMB except for cash. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders' equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or the Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material effect on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2010, 2009 and 2008 begins on page F-1 of this annual report.

Quarterly Financial Results

The following table sets forth certain unaudited financial information for each of the eight quarters ended December 31, 2010. The consolidated financial statements for each of these quarters have been prepared on the same basis as the audited consolidated financial statements included in this annual report and, in the opinion of management, include all adjustments necessary for the fair presentation of the results of operations for these periods. This information should be read together with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

(All amounts in thousands of U.S. dollars)

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Revenue	$38,230,828	$30,946,790	$33,313,020	$27,598,652	$24,810,624	$24,845,187	$22,808,037	$22,200,629
Gross profit	10,760,455	8,421,616	9,385,900	7,926,772	6,910,391	6,713,004	5,979,493	5,833,867
Income before income taxes and noncontrolling interest	4,830,962	6,055,831	6,825,671	5,924,933	3,849,744	3,786,474	3,290,953	3,128,569
Net income	5,268,842	4,768,038	5,155,408	4,560,920	3,390,854	3,328,826	2,887,431	2,750,565
Basic and diluted earnings per share	0.15	0.15	0.17	0.16	0.12	0.12	0.10	0.10

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Prior to the reverse acquisition, all of subsidiaries were private holding companies and had limited accounting personnel and other resources to establish a high standard of internal control over financial reporting. In connection with the reverse acquisition and the anticipated growth, we added financial and accounting personnel with knowledge of U.S. GAAP and SEC reporting requirements or work experience in a “big four” accounting firm and implemented a U.S. GAAP training program for our accountants.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified two material weaknesses. These weaknesses were: (1) we have insufficient resources to properly perform our financial reporting functions and that we do not have sufficient personnel with an appropriate level of competency in the application of U.S. GAAP; and (2) we have not established an audit committee and do not have a fully functioning internal audit department to support our internal control structure.

We have implemented several measures to address the material weaknesses that have been identified, including the following:

  We have established an audit committee of our board of directors in November 2010. Each of our audit committee members has substantial experience and knowledge in finance and corporate governance. The audit committee will provide oversight of our accounting and financial reporting;

  We are in the process of establishing an internal audit department, which will report to the board of directors directly. The internal audit department will be responsible for performing regular internal audits over financial and other operational functions;

  We have set up a standard chart of accounts in September 2010 and we are drafting an accounting manual and closing procedures in accordance with U.S. GAAP and SEC reporting standards; and

  We have engaged PricewaterhouseCoopers Consultants (Shenzhen) Limited to provide advisory services in order to enhance our internal control practices and procedures in September 2010.

Because the Company is a non-accelerated filer, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except as discussed above under “Management’s Annual Report on Internal Control Over Financial Reporting,” there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current executive officers. Nengbin Fang and Congyi Fang also serve as our directors.

NAME	AGE	POSITION
Nengbin Fang	41	Chairman of the Board of Directors and President of Great Shengda
Congyi Fang	33	Director and Vice President and General Manager of Marketing of Great Shengda
Zhihai Mao	35	Independent Director
Michael Zhang	41	Independent Director
Yaoquan Zhang	65	Independent Director
Daliang Teng	42	Chief Executive Officer
Thomas Jiayao Wu	31	Chief Financial Officer

Nengbin Fang. Nengbin Fang became our Chairman on April 8, 2010, the day we consummated our reverse acquisition of Evercharm and has served as the Chief Executive Officer of Great Shengda since 2005, formulating the business strategies and overseeing the management and operation of Great Shengda. He resigned from his position as the Chief Executive Officer on April 8, 2010. Concurrently, Mr. Fang also serves as president of Great Shengda and as a director of Evercharm, Wealthcharm, Shengda Holdings, the SD Group, Great Shengda, Shengda Color and Hangzhou Shengming. Mr. Fang has approximately 21 years of experience in the paper packaging industry. From 1989 to 1999, Mr. Fang was a marketing manager at Xiaoshan Packaging Factory. Mr. Fang joined Zhejiang New Shengda as general manager where he was responsible for the management of that company's day-to-day operations from 1999 to 2004, when that company sold all of its assets to Great Shengda. Mr. Fang has received several prestigious awards such as the "China Prominent Packaging Entrepreneur," on April 20, 2006 from China Packaging Federation, "Asia Brand Innovation Personality" on September 9, 2008 at the Organizing Committee of Asia Brand Ceremony, and "Hangzhou Working Model" in April 2010 from the Hangzhou Government. Mr. Fang holds a college diploma in Business Administration from Zhejiang Radio & TV University and a Master's degree in Packaging Engineering from Zhejiang University. Mr. Fang has also completed post-graduate Business Administration courses at Tsinghua University.

Congyi Fang. Congyi Fang became our director on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. She is also a director of Wealthcharm and Evercharm. She has been Great Shengda's Vice President and General Manager of Marketing since 2004 and is responsible for sales and marketing. Ms. Fang has 13 years of experience in the packaging industry. From 1999 to 2004, Ms. Fang was employed by Zhejiang New Shengda as vice manager in charge of daily operations.

Zhihai Mao. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. Mr. Mao has been the Managing Director of Dynamic China Investments Limited since December 2010. And he was the Chief Strategy Officer of R-E Group during the period from November to December 2010. From January 2008 to October 2010, Mr. Mao was the Chief Financial Officer of China TransInfo Technology Corp., a company listed on NASDAQ. Since August 2006, Mr. Mao has been a senior auditor at Deloitte & Touche Tohmatsu CPA, Ltd.'s Beijing office. Prior to that, Mr. Mao was a senior auditor at Deloitte & Touche USA LLP from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant at Deloitte Tax LLP. Mr. Mao also was previously employed as a budget analyst at the University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao holds a Master's degree in accounting from the University of North Carolina at Chapel Hill, and holds a Bachelor of Art's degree in Japanese from University of International Relations at Beijing, China.

Michael Zhang. Michael Zhang has over 15 years of experience in internal and external auditing procedures and risk management. Since January 2010, Mr. Zhang has been the Vice President and SOX Project Director of A-Power Energy Generation Systems Ltd. He has also served as Executive Director of Beijing Kingstar Consulting Firm Limited since September 2009 and as an independent director of Well-Tech (Changzhou) Electronic Technology Co., Ltd. since May 2009. From August 2007 to May 2009, Mr. Zhang was Executive Director of Business Risk Services with Ernst & Young (China) Advisory Limited. From April 2005 to April 2007, he was the Director of Enterprise Risk Services with Deloitte Touche Tohmatsu CPA Ltd. Mr. Zhang graduated from Northwest University with a Bachelor's Degree in Computational Mathematics. He received an MBA in Finance from Hong Kong Chinese University. Mr. Zhang is designated as a Certified Internal Auditor by the Institute of Internal Auditors.

Yaoquan Zhang. Yaoquan Zhang has more than 20 years of experience in the paper packaging industry. Mr. Zhang is currently the Vice President of China Packaging Federation and President of Zhejiang Province Paper Packaging Industry Technology Center. He has held these positions since 2005. Mr. Zhang graduated from Huadong Institute of Technology with a Bachelor's Degree.

Daliang Teng. Daliang Teng became our Chief Executive Officer on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. He is also the General Manager of Great Shengda. He is responsible for overseeing and managing our day-to-day operations as well as implementing our business strategies and policies. He joined Great Shengda in October 2004 as Vice President and General Manager and was responsible for product management, as well as technology and product development. From 1990 to 1995, Mr. Teng was employed by Shaoxing Xinhua Printing Co., Ltd. in various capacities, including as head of technology. In December 1995, Mr. Teng was promoted to vice general manager  where he was responsible for production management until December 1998. From 1998 to 2004, Mr. Teng was employed by Zhejiang New Shengda. Mr. Teng holds a Bachelor's degree in Engineering, majoring in Electronics Engineering, from Beijing University of Aeronautics and Astronautics.

Thomas Jiayao Wu. Mr. Wu became our Chief Financial Officer on April 8, 2010, the day we consummated our reverse acquisition of Evercharm and had served as the Chief Financial Officer of Great Shengda, which he joined in April 2010. With eight years of experience in the accounting field, Mr. Wu is experienced and familiar with Chinese accounting standards, Hong Kong accounting standards, international accounting standards and U.S. GAAP and the differences among these accounting systems. From February 2009 to January 2010, Mr. Wu was the director of internal control at China Valves Technology, Inc., a NASDAQ-listed company. From 2002 to 2008, he was senior auditor and audit manager at PricewaterhouseCoopers LLP. Mr. Wu is designated as a Certified Internal Auditor by the Institute of Internal Auditors. Mr. Wu holds a Bachelor's degree in Mathematics from Sun Yat-Sen University.

Pursuant to the Securities Purchase Agreement, dated April 29, 2010, as amended, we agreed that so long as Envision Capital Partners, the lead investor, holds at least 1 / 3 of the shares issued to it in the private placement, it shall be entitled to nominate one independent member of our board of directors.

Directors are elected annually and serve until their successors are duly elected and qualified.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on our board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of directors and director candidates individually and in the broader context of the board’s overall composition and our current and future needs.

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board assesses intangible qualities including the individual's ability to ask difficult questions and, simultaneously, to work collegially.

The board does not have a specific diversity policy, but considers diversity of race, ethnicity, age, cultural background and professional experiences and opinions in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Family Relationships

Nengbin Fang is the brother of Congyi Fang. There are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

The Audit Committee consists of Messrs. Mao, Zhang and Zhang, each of whom has been determined to be independent, as defined by the Marketplace Rules of NASDAQ.

The Audit Committee oversees our financial reporting process on behalf of the board of directors. The Audit Committee's responsibilities include the following functions:

  approve and retain the independent auditors to conduct the annual audit of our books and records;

  review the proposed scope and results of the audit;

  review and pre-approve the independent auditors' audit and non-audited services rendered;

  approve the audit fees to be paid;

  review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

  review and approve transactions between us and our directors, officers and affiliates;

  recognize and prevent prohibited non-audit services; and

  meeting separately and periodically with management and our internal auditor and independent auditors.

The Audit Committee operates under a written charter. Michael Zhang serves as the Chairman of our Audit Committee, and our board of directors has determined that Mr. Zhang qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for identifying potential candidates to serve on our board of directors and its committees. The Governance and Nominating Committee's responsibilities include the following functions:

  making recommendations to the board regarding the size and composition of the board;

  identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

  establishing procedures for the nomination process;

  advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adopted by the board; and

  establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

Messrs. Mao, Zhang and Zhang are the members of the Governance and Nominating Committee. The Governance and Nominating Committee operates under a written charter. The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees. Yaoquan Zhang serves as the Chairman of our Governance and Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

  reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;

  administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;

  recommending the type and amount of compensation to be paid or awarded to members of our Board of Directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

  reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Messrs. Mao, Zhang and Zhang are the members of the Compensation Committee. The Compensation Committee operates under a written charter. Zhihai Mao serves as the Chairman of our Compensation Committee.

Management's Role in Compensatory Process. Management will play a role in the compensation-setting process. The most significant aspects of management's role include:

  evaluating employee performance;

  establishing business performance targets and objectives; and

  recommending salary levels and any equity awards.

The Chief Executive Officer will work with the Compensation Committee to provide:

  background information regarding the Company's strategic objectives;

  his evaluation of the performance of the senior executive officers; and

  compensation recommendations as to senior executive officers (other than himself).

Although our Chief Executive Officer may recommend to the Compensation Committee the compensation package and awards to our executive officers, the Compensation Committee will approve the compensation packages.

Role of Compensation Consultants. The Compensation Committee may retain a compensation consultant from time to time to assist the Compensation Committee in researching and evaluating executive officer and director compensation and compensation programs. The Company did not engage any independent compensation consultants in 2009.

Delegation of Authority. The Compensation Committee may form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee in order to determine or administer the compensation to the Company's executive officers and/or directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in the 2010 fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 10-K filed on November 2, 2010. The code of ethics is available on our website at www.cnpti.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Background and Compensation Philosophy

Prior to our reverse acquisition of Evercharm in 2010, Evercharm was a privately-held corporation. Evercharm's operating subsidiaries were private limited companies organized under the laws of the PRC. In accordance with PRC regulations, the salary of the executive officers of the PRC operating subsidiaries was determined by the stockholders of those operating subsidiaries. Great Shengda, a wholly-owned subsidiary of Evercharm and the immediate parent of the PRC operating subsidiaries, therefore, determined the compensation of the executive officers of the PRC operating subsidiaries.

Following the reverse acquisition of Evercharm, our named executive officers included Daliang Teng, our Chief Executive Officer, and Thomas Jiayao Wu, our Chief Financial Officer, Nengbin Fang, President of Great Shengda, and Congyi Fang, the Vice President and General Manager of Marketing of Great Shengda. From and after our reverse acquisition of Evercharm, our board of directors became responsible for determining the compensation of our named executive officers, based on our financial and operating performance and prospects and the contributions made by each of the executive officers to our success. In determining the compensation paid to our officers, our board of directors will make reference to similarly-sized manufacturing companies operating in our geographic region. As disclosed below, each of the named executive officers entered into an employment agreement.

Our board of director's goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers in the management of our company. The objective of our compensation program is to incentivize our employees and to retain employees and avoid employee turnover. We currently have no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We have not used a compensation consultant in any capacity but believes that our executive compensation package is comparable to similar businesses in the areas where we operate.

We anticipate our compensation committee to review the compensation of our executive officers, including our Chief Executive Officer and Chief Financial Officer, after our common stock is listed on The NASDAQ Global Market, to determine whether there is a need to bring the compensation to a level commensurate with the responsibilities of executive officers of comparable listed companies.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, our company was a shell company and no material compensation was paid to any executive officers. No officer, employee, or any former officer of the Company participated in deliberations of the Company's board of directors concerning executive officer compensation. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more executive officers who serve as members of our board of directors.

Elements of Compensation

We provide our executive officers with a base salary and discretionary bonuses to compensate them for services rendered during the year. We believe that our policy of compensating our executives in this way has served the company well and does not encourage unreasonable risk-taking.

  Base Salary. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience. The base salary paid to our named executive officers is governed by their respective employment agreements and is reflected in the Summary Compensation Table below.

  Discretionary Bonus. In 2010, we paid a discretionary bonus of $36,985 to Nengbin Fang, President of Great Shengda, a discretionary bonus of $29,588 to Daliang Teng, the Chief Executive Officer, and a discretionary bonus of $29,588 to Congyi Fang, Vice President and General Manager of Marketing of Great Shengda, in consideration for their continued services with, and contribution to, the growth of the business of Great Shengda. The bonus was determined by Evercharm, which is the stockholder of Great Shengda and which is controlled by the Fang family. If, in the future, our board of directors determines to provide bonus compensation as a regular part of our executive compensation package, our compensation committee may adopt a formal incentive bonus plan, which will establish performance goals for each of the executive officers and maximum amounts that may be earned upon attainment of such performance goals.

  Equity Incentives. Presently, we do not have an equity based incentive program and we did not grant stock based awards as a component of compensation in 2010. In the future, we may adopt and establish an equity incentive plan pursuant to which awards may be granted and which will provide us with the ability to provide to our eligible employees, including each of our named executive officers, grants of stock compensation awards based on our shares if our compensation committee determines that such awards are in our and our stockholders' best interests.

  Retirement Benefits. Our executive officers are not presently entitled to company-sponsored retirement benefits.

  Perquisites. Historically, we have provided certain of our named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executives who perform services abroad as expatriates. We believe that these additional benefits assist our executives in performing their duties and provide time efficiencies for our executives. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our compensation committee.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Daliang Teng,	2010	8,521	29,588	-	38,109
Chief Executive Officer (1)	2009	8,785	-	-	8,785
	2008	8,785	-	-	8,785
Thomas Jiayao Wu,	2010	96,000	-	-	96,000
Chief Financial Officer (2)	2009	-	-	-	-
	2008	-	-	-	-
Nengbin Fang,	2010	8,876	36,985	-	45,861
President of Great Shengda(3)	2009	8,515	29,433	-	37,948
	2008	7,708	31,302	-	39,010
Congyi Fang,	2010	8,521	29,588	-	38,109
Vice President and General Manager of	2009	8,276	18,230	-	26,506
Marketing of Great Shengda(4)	2008	6,021	20,104	-	26,125
Sha Chen,	2010	-	-	-	-
Former Chief Executive Officer(5)	2009	-	-	-	-
	2008	-	-	-	-
Amber-Dawn Bear Robe,	2010	-	-	-	-
Former Principal Executive Officer(6)	2009	-	-	-	-
	2008	-	-	-	-
Richard Patterson,	2010	-	-	-	-
Former Principal Executive Officer(7)	2009	-	-	-	-
	2008	-	-	-	-

(1)

Mr. Teng became our Chief Executive Officer and President on the effective date of the reverse acquisition of Evercharm in April 2010. Prior to the effective date of the reverse acquisition, Mr. Teng served at Evercharm's wholly owned subsidiary Great Shengda as its General Manager. The compensation shown in this table includes the amount Mr. Teng received from Great Shengda prior to the consummation of the reverse acquisition. Mr. Teng's total salary and compensation for 2010 is expected to be $8,785.

(2)

Mr. Wu became our Chief Financial Officer upon the closing of the reverse acquisition of Evercharm in April 2010. From April 2010 to the effective date of the reverse acquisition, Mr. Wu served at Evercharm's wholly owned subsidiary Great Shengda as its CFO. The compensation shown in this table includes the amount Mr. Wu received from Great Shengda prior to the consummation of the reverse acquisition. Mr. Wu's total salary and compensation for 2010 is expected to be $96,000.

(3)

Mr. Fang previously served as Great Shengda's Chief Executive Officer, but resigned from such position on the effective date of the reverse acquisition of Evercharm in April 2010. Mr. Fang currently serves as the President Great Shengda. The compensation shown in this table reflects the compensation Mr. Fang received from Great Shengda. Mr. Fang's total compensation for 2010 is expected to be $38,841.

(4)

Ms. Fang has been Great Shengda's Vice President and General Manager of Marketing since 2004. The compensation shown in this table reflects the compensation Ms. Fang received from Great Shengda. Ms. Fang's total compensation for 2010 is expected to be $35,853.

(5)	Sha Chen resigned as our sole director and officer upon the closing of the reverse acquisition of Evercharm on April 8, 2010. Ms. Chen was not compensated as our director or officer.

(6)

Amber-Dawn Bear Robe resigned from her position as our President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and as a member of the Board of Directors on April 5, 2010, at which time Ms. Chen was appointed as our sole director and officer. Ms. Robe was not compensated as our director or officer.

(7)

Richard Patterson resigned from his position as our President, Treasurer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and as a member of the Board of Directors on February 26, 2010 and appointed Ms. Robe to those same positions. Mr. Patterson was not compensated as our director or officer.

Agreements with Executive Officers

All of our employees, including Mr. Daliang Teng, our Chief Executive Officer, Mr. Nengbin Fang, President of Great Shengda, and Ms. Congyi Fang, Vice President and General Manager of Marketing of Great Shengda, have executed our standard employment agreement. Most of our employment agreements with our employees provide the amount of each employee's salary and establish the employee's eligibility to receive a bonus. The employment agreements of Messrs. Teng and Fang and Ms. Fang do not provide for an annual salary; however, for 2010 our Board of Directors has established an annual salary of RMB 57,600 (approximately $8,521) and cash bonus of RMB 200,000 (approximately $29,588) for Mr. Teng, annual salary of RMB 60,000 (approximately $8,876) and cash bonus of RMB 250,000 (approximately $36,985) for Mr. Fang, annual salary of RMB 57,600 (approximately $8,521) and cash bonus of RMB 200,000 (approximately $29,588) for Ms. Fang. Their employment agreements also do not provide for the term of employment. Thus the parties can terminate in accordance with PRC labor laws. Thomas Jiayao Wu, our Chief Financial Officer, has entered into an employment agreement with us, which provides for an annual salary of $96,000 and which may be terminated by either party upon giving the other party one month advance notice. We expect our compensation committee will eventually review all of our executive officers' compensation and make any adjustments it deems necessary and appropriate and may recommend new employment agreements with the executive officers.

Each of our executive officers has entered into our form of non-disclosure and non-compete agreement. Such agreement provides that while employed by us and thereafter, the employee may not disclose our confidential information to any third party and within two years after termination of the employment, the employee may not compete in the same business in China (including Hong Kong, Macao and Taiwan) as us. In addition, the employee shall not solicit our employees. For an employee's performance of the non-compete obligation, we will pay monthly compensation to such employee for the post-employment period of the non-compete term. If the employee breaches the agreement, such employee shall be required to repay the amount of the compensation received and pay liquidated damages of up to two times of such total compensation.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Compensation of Directors

Our newly appointed independent directors, Messrs. Mao, Zhang and Zhang, each entered into independent director agreements dated as of November 16, November 1 and November 1, respectively. Pursuant to such agreements, Messrs. Mao, M. Zhang and Y. Zhang will be entitled to RMB180,000 (approximately $27,000), $20,000 (or the RMB equivalent) and RMB 100,000 (approximately $15,075), respectively, as an annual director fee, which will be payable monthly. The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2010:

	Fees earned or	All other
	paid in cash	compensation	Total
Name	($)	($)	($)
Zhihai Mao	3,328	0	3,328
Michael Zhang	3,333	0	3,333
Yaoquan Zhang	2,465	0	2,465

Compensation Committee Interlocks and Insider Participation

 Our Compensation Committee was created on November 1, 2010, so during most of fiscal year 2010, we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the Compensation Committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. None of our executive officers has served on the board of directors or Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our board.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

/s/ Compensation Committee
Zhihai Mao, Chair
Michael Zhang
Yaoquan Zhang

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 23, 2011 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Great Shengda, No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, Zhejiang Province, People's Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1	Percent of Class(2)
Officers and Directors
		Common stock,
Nengbin Fang	Chairman	$0.001 par value	4,706,308(3)	11.93%
		Common stock,
Congyi Fang	Director	$0.001 par value	4,200,000	10.64%
		Common stock,
Zhihai Mao	Director	$0.001 par value	—	—
		Common stock,
Michael Zhang	Director	$0.001 par value	—	—
		Common stock,
Yaoquan Zhang	Director	$0.001 par value	—	—
		Common stock,
Daliang Teng	Chief Executive Officer	$0.001 par value	150,000	*
		Common stock,
Thomas Jiayao Wu	Chief Financial Officer	$0.001 par value	—	—
All officers and directors as a group (7 persons)		Common stock,
		$0.001 par value	9,056,308	22.95%
5% Security Holders
Wuxiao Fang(4)		Common stock,
		$0.001 par value	11,550,000	29.27%

*	Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

	(2)	A total of 39,456,311 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2011.

	(3)	Includes 500,000 shares of common stock purchased by Nengbin Fang in the Public Offering.

(4)

Wuxiao Fang is the father of Nengbin Fang, our Chairman, and also serves as a consultant, for no compensation, to our company. Mr. Fang has approximately 27 years experience in the paper packaging industry and has been appointed as the vice chairman of the China Packaging Federation. He provides consulting services on our overall business strategies and policies.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

A number of transactions described below are between one or another of our subsidiaries and SD Group. SD Group is owned 30.69% by Wuxiao Fang, our consultant, principal stockholder and the father of Nengbin Fang, our Chairman and our executive officer, 29.49% by Xinya Qu, the spouse of Wuxiao Fang, and 39.82% by Xin Shengda. Xin Shengda, in turn, is owned 55% by Xinya Qu, 25% by Nengbin Fang and 20% by Congyi Fang, one of our directors and our executive officer.

  On January 1, 2010, Great Shengda leased from Xin Shengda the land use rights of 112,437 square meters at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, China. The lease is from January 1, 2010 to December 31, 2012 for RMB 1.0 million (approximately $147,454) per year.

  On January 1, 2010, Shengda Color entered into a lease agreement with Shuang Ke Da Weaving Co., Ltd. to lease the building of 30,661 square meters at Xiang He Qiao Village, He Shang Town, Xiaoshan District, Hangzhou, China. The lease is from January 1, 2010 to December 31, 2012 for RMB 1.2 million (approximately $176,944) per year. Shuang Ke Da Weaving Co., Ltd. is a wholly-owned subsidiary of SD Group.

  On March 12, 2009, SD Group entered into a maximum debt guarantee contract with Xiaoshan ABC, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan ABC. The maximum guaranteed amount is RMB 75.0 million (approximately $11.1 million) for any loans borrowed by Great Shengda from Xiaoshan ABC from March 12, 2009 to March 12, 2010.

  On September 10, 2009, SD Group entered into a maximum debt guarantee contract with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan BOC. The maximum guaranteed amount is RMB 150.0 million (approximately $22.1 million) for any loans borrowed by Great Shengda from Xiaoshan BOC from September 10, 2009 to August 10, 2010.

  On December 30, 2009, SD Group entered into a maximum debt guarantee contract with Xiaoshan ABC under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan ABC. The maximum guaranteed amount is RMB 30.0 million (approximately $4.4 million) for any loans borrowed by Hangzhou Shengming from Xiaoshan ABC from December 30, 2009 to December 22, 2010.

  On September 16, 2010, SD Group entered into a maximum debt guarantee contract with Xiaoshan ABC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan ABC. The maximum guaranteed amount is RMB 75.0 million (approximately $11.2 million) for any loans borrowed by Great Shengda from the bank from September 16, 2010 to March 16, 2011.

  On September 28, 2010, SD Group enterd into a maximum debt guarantee contract with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan BOC. The maximum guaranteed amount is RMB 150.0 million (approximately $13.0 million) for any loans borrowed by Great Shengda from the bank from September 28, 2010 to September 28, 2011.

  On October 15, 2009, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided elevent commercial bills with a total amount of RMB 20.0 million (approximately $3.0 million). SD Group guaranteed the bills.

  On December 28, 2009, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided four commercial bills with a total amount of RMB 20.0 million (approximately $3.0 million). SD Group guaranteed the bills.

  On January 12, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided seven commercial bills with a total amount of RMB 20.0 million (approximately $3.0 million). SD Group guaranteed the bills.

  On May 13, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided six commercial bills with a total amount of RMB 10.0 million (approximately $1.5 million). SD Group guaranteed the bills.

  On July 15, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided four commercial bills with a total amount of RMB 10.0 million (approximately $1.5 million). SD Group guaranteed the bills.

  On July 23, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided four commercial bills with a total amount of RMB 20.0 million (approximately $3.0 million). SD Group guaranteed the bills.

  On August 11, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided four commercial bills with a total amount of RMB 10.0 million (approximately $1.5 million). SD Group guaranteed the bills.

  On September 16, 2010, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided four commercial bills with a total amount of RMB 20.0 million (approximately $3.0 million). SD Group guaranteed the bills.

  On January 1, 2010, Great Shengda entered into a lease agreement with Xin Shengda under which Xin Shengda leased to Great Shengda the land use right of 8,888 square meters at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, China. The lease is from January 1, 2010 to December 31, 2012 for RMB 26,000 (approximately $3,833).

  During the fiscal year ended December 31, 2010, we repaid SD Group for the new raw paper purchases made on our behalf, amounting to $2.4 million. This amount was owed to SD Group as interest-free short-term loans, payable within one year.

  On April 5, 2010, Healthplace Corporation, our predecessor company, and its majority stockholders entered into a stock purchase agreement with Essence Consulting, pursuant to which such stockholders agreed to sell to Essence Consulting 2,280,000 shares of Healthplace Corporation, or 75.05% of its outstanding capital stock, for $100,000. Essence Consulting, which provided project management services in connection with our reverse merger transaction, became an affiliate of our company after the closing of this transaction as a result of its stock ownership interest, and Sha Chen, the director of Essence Consulting, was appointed Healthplace Corporation's sole director and sole officer. On April 8, 2010, Healthplace Corporation entered into a share exchange agreement with Evercharm and Shengda Holdings, pursuant to which Essence Consulting transferred 638,000 shares to Shengda Holdings. After transferring 1,002,000 shares, Essence held 640,000 shares, or 2.1%, of our outstanding common stock, as compensation for its services. The estimated value of such compensation was approximately $1.28 million.

On August 13, 2010, the Company, certain investors and Nengbin Fang, our Chairman, entered into Amendment No. 1 to Securities Purchase Agreement (the “Amendment”) pursuant to which the parties corrected a mutual mistake whereby under such correction the additional shares to be issued upon a triggering event pursuant to the Securities Purchase Agreement's negative claw back provision would come from Nengbin Fang rather than jointly from Nengbin Fang and the Company. Pursuant to the negative claw back provision, if the Company, in connection with any financing, issues any equity securities with a gross sales price per share of common stock or common stock equivalent sold in such equity financing is less than $6.86, then the investors shall receive, on a pro rata basis, for no additional consideration, the number of shares of common stock equal to the following formula: ($5.0 million/(financing price per share/2)) - (1,456311 + any shares already issued pursuant to the negative claw back provision). Under the Securities Purchase Agreement, the Company issued 1,456,311 shares of common stock for approximately $5.0 million. On December 30, 2010, pursuant to the Amendment, Mr. Fang transferred an aggregate of 1,043,689 shares to the investors in the private offering.

On August 16, 2010, Great Shengda entered into an equity transfer agreement to acquire 100% equity interest in Suzhou Asian & American Paper Products Co., Ltd., a Suzhou-based company engaged in the manufacturing and sale of paper products, from Meiying Dai and Caocheng Qu at a purchase price of RMB 3.0 million (approximately U.S. $0.4 million). Caocheng Qu is the maternal uncle of our Chairman, Nengbin Fang. Meiying Dai is Caocheng Qu's wife. We completed the acquisition on October 27, 2010.

In connection with the Public Offering, Nengbin Fang, our chairman, participated by purchasing 500,000 shares of common stock at the Public Offering price of $4.00 per share. Mr. Fang paid $2 million for such shares purchased in the Public Offering. Our gross proceeds from the Public Offering was $32,000,000.

On March 7, 2011, the Company signed a Letter of Intent to purchase the land use rights for a 166,533 square meter plot of land in Yancheng City, Jiangsu Province, China for $11.4 million in order to build a paper manufacturing plant. The seller of the land use rights for the plot of land in Yancheng City is Shengda Group Jiangsu Shuangdeng Paper Industry Co., Ltd., a subsidiary of Shengda Group Co., Ltd. ("Shengda Group"), which is a related party of the Company. Yancheng City is approximately 250 miles from the Company's base of operations in Hangzhou.

Other than as set forth above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of "related-persons transactions." For purposes of our policy only, a "related-person transaction" will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our shares of common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management's presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

  the risks, costs and benefits to us;

  the effect on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

  the terms of the transaction;

  the availability of other sources for comparable services or products; and

  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

The board of directors is currently composed of five members, Nengbin Fang, Congyi Fang, Zhihai Mao, Michael Zhang and Yaoquan Zhang. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. The board may also take actions by unanimous written consent. In connection with our listing application with The NASDAQ Global Market, we recently increased the size of our board of directors from two to five members with Messrs. Mao, Zhang and Zhang filling the newly created vacancies. The NASDAQ Marketplace Rules require that a majority of our board of directors be independent, as defined in the rules. The board of directors has determined that each of Messrs. Mao, Zhang and Zhang, representing a majority of our board, is independent. The board made its determination based on information furnished by the directors regarding their relationships with the Company and third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees	$131,234	$211,865
Audit-Related Fees	-	3,620
Tax Fees	5,816	4,984
All Other Fees	14,794	-
TOTAL	$151,844	$220,469

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Bbernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 28, 2011

CHINA SHENGDA PACKAGING GROUP INC.

By:	/s/ Daliang Teng
Daliang Teng
Chief Executive Officer

By:	/s/ Thomas Jiayao Wu
Thomas Jiayao Wu
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Daliang Teng and Thomas Jiayao Wu, and each or any of them, as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	March 28, 2011
Daliang Teng	(Principal Executive Officer)

/s/ Thomas Jiayao Wu	Chief Financial Officer	March 28, 2011
Thomas Jiayao Wu	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	March 28, 2011
Nengbin Fang

/s/ Congyi Fang	Director	March 28, 2011
Congyi Fang
	Director	March 28, 2011
/s/ Zhihai Mao
Zhihai Mao
	Director	March 28, 2011
/s/ Michael Zhang
Michael Zhang

/s/ Yaoquan Zhang	Director	March 28, 2011
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.

_________________________________________

Consolidated Financial Statements

December 31, 2010 and 2009

_________________________________________

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page

Consolidated financial statements:

Report of independent registered public accounting firm	F-2

Consolidated balance sheets	F-3

Consolidated statements of income and comprehensive income	F-4

Consolidated statements of changes in equity	F-5

Consolidated statements of cash flows	F-6

Notes to the consolidated financial statements	F-7~F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheets of China Shengda Packaging Group Inc., and Subsidiaries (together the “Group”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows (together the “consolidated financial statements”) for each of the years in the two-year period ended December 31, 2010. The Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP
New York, New York
March 28, 2011

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$35,581,323	$12,695,444
Restricted cash	12,424,230	4,401,000
Accounts and notes receivable, net	31,370,130	18,584,909
Inventories, net	19,201,776	8,505,911
Prepayments and other receivables	3,510,304	1,317,584
Amount due from related parties	166,747	-
Total current assets	102,254,510	45,504,848

Non-current assets
Property, plant and equipment, net	32,690,544	18,693,488
Prepayment for land use right to related party	11,377,500	-
Customer relationship, net	989,307	1,020,377
Deferred tax assets	457,964	437,062
Goodwill	168,178	-
Total assets	$147,938,003	$65,655,775

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$44,904,679	$13,845,023
Amounts due to related parties	360,358	2,411,708
Accrued expenses and other payables	1,824,539	1,432,710
Taxes payable	2,770,434	2,754,247
Short-term loans	11,680,900	10,855,800
Total current liabilities	61,540,910	31,299,488

Non-current liabilities
Deferred tax liabilities	247,327	255,094
	61,788,237	31,554,582

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 and 100,000,000 shares authorized, 39,456,311 and 27,600,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	39,456	27,600
Additional paid-in capital	43,765,243	9,047,506
Appropriated retained earnings	6,551,179	5,560,724
Unappropriated retained earnings	31,078,940	12,731,466
Accumulated other comprehensive income	4,714,948	2,989,496
Total equity for stockholders of China Shengda Packaging	86,149,766	30,356,792
Noncontrolling interest	-	3,744,401
Total equity	86,149,766	34,101,193
Total liabilities and equity	$147,938,003	$65,655,775

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Years ended December 31,
	2010	2009

Revenues	$130,089,290	$94,664,477
Cost of goods sold	93,594,547	69,227,722
Gross profit	36,494,743	25,436,755
Operating expenses
Selling expenses	4,219,484	6,986,769
General and administrative expenses	8,770,951	4,157,667
	12,990,435	11,144,436

Other income (expenses)
Interest income	667,825	620,039
Interest expenses	(534,736)	(856,618)
	133,089	(236,579)

Income before income tax expense and noncontrolling interest	23,637,397	14,055,740
Income tax expense	3,884,189	1,698,064
Net income	19,753,208	12,357,676
Less: net income attributable to noncontrolling interest	(415,279)	(205,776)
Net income attributable to China Shengda Packaging’s common stockholders	$19,337,929	$12,151,900

Basic and diluted earnings per share	$0.63	$0.44
Weighted-average number of shares outstanding - basic and diluted	30,721,788	27,600,000

Comprehensive income:
Net income	$19,753,208	$12,357,676
Foreign currency translation adjustment	1,727,149	7,165
Comprehensive income	21,480,357	12,364,841
Less: comprehensive income attributable to noncontrolling interest	(416,977)	(205,902)
Net comprehensive income attributable to China Shengda Packaging’ common stockholders	$21,063,380	$12,158,939

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

		Total equity for stockholders of China Shengda Packaging
							Accumulated
			Common	Additional	Appropriated	Unappropriated	other
			stock	paid-in	retained	retained	comprehensive	Noncontrolling
	Total equity	Shares	Amount	capital	earnings	earnings	income	interest
Balance as of January 1, 2009	$22,425,224	27,600,000	$27,600	$9,047,506	$5,133,737	$1,006,553	$2,982,457	$4,227,371
Net income	12,357,676	–	–	–	–	12,151,900	–	205,776
Transfer to statutory reserves	–	–	–	–	426,987	(426,987)	–	–
Dividend distribution	(688,872)	–	–	–	–	–	–	(688,872)
Foreign currency translation	7,165	–	–	–	–	–	7,039	126
Balance as of December 31, 2009	$34,101,193	27,600,000	$27,600	$9,047,506	$5,560,724	$12,731,466	$2,989,496	$3,744,401
Net income	19,753,208	–	–	–	–	19,337,929	–	415,279
Reverse acquisition between China Shengda Packaging and Evercharm	2,400	2,400,000	2,400	–	–	–	–	–
Net proceeds from private placement	4,016,535	1,456,311	1,456	4,015,079	–	–	–	–
Net proceeds from public offering	29,676,723	8,000,000	8,000	29,668,723	–	–	–	–
Acquisition of 25% equity interest in Hangzhou Shengming (Note 2)	(3,000,000)	–	–	1,033,935	–	–	–	(4,033,935)
Transfer to statutory reserves	–	–	–	–	990,455	(990,455)	–	–
Dividend distribution (Note 1)	(127,443)	–	–	–	–	–	–	(127,443)
Foreign currency translation	1,727,150	–	–	–	–	–	1,725,452	1,698
Balance as of December 31, 2010	$86,149,766	39,456,311	$39,456	$43,765,243	$6,551,179	$31,078,940	$4,714,948	$–

Note 1: On April 1, 2010, Hangzhou Shengming distributed its dividend in relating to its net profit in 2009 and first quarter of 2010, totaling $509,772, in which US$127,443 was distributed to Cheng Loong, a Samoa company which held 25% equity interest in Hangzhou Shengming, and the remaining was eliminated in the consolidated financial statements as intercompany transaction.

Note 2: On July 1, 2010, Evercharm acquired the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million.

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$, except shares)

	Years ended December 31,
	2010	2009

Cash flows from operating activities
Net income	$19,753,208	$12,357,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	3,095,023	2,661,668
Deferred tax	(37,266)	(30,380)
Change in operating assets and liabilities:
Restricted cash	(7,678,086)	1,319,490
Accounts and notes receivable	(10,502,721)	(342,371)
Inventories	(10,148,037)	(304,597)
Prepayments and other receivables	(1,040,080)	(498,469)
Accounts and notes payable	28,518,878	(1,050,632)
Amount due from/to related party	(2,243,281)	2,250,718
Accrued expenses and other payables	334,496	(207,934)
Tax payables	(75,760)	674,774
Net cash provided by operating activities	19,976,374	16,829,943

Cash flows from investing activities
Prepayment for acquiring land use right to related party	(11,095,500)	-
Purchase of property, plant and equipment	(9,620,706)	(3,561,399)
Payment for construction in progress	(7,469,085)	-
Cash paid for acquiring non-controlling interest	(3,000,000)	-
Cash paid for acquiring of Suzhou AA, net of cash acquired	(210,075)	-
Net cash used in investing activities	(31,395,366)	(3,561,399)

Cash flows from financing activities
Net proceeds from public offering	29,676,723	-
Net proceeds from private placement	4,016,535	-
Proceeds from short-term loans	25,629,630	27,416,070
Repayment of short-term loans	(25,185,185)	(34,160,130)
Dividend paid to Cheng Loong	(127,443)	(688,872)
Net cash flows provided by (used in) financing activities	34,010,260	(7,432,932)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	294,611	3,582
Net changes in cash and cash equivalents	22,885,879	5,839,194
Cash and cash equivalents, beginning of year	12,695,444	6,856,250
Cash and cash equivalents, end of year	$35,581,323	$12,695,444

Cash paid during the year for:
Interest paid	$508,441	$839,226
Income taxes paid	$3,887,439	$1,301,669

See notes to the consolidated financial statements

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre-printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”) and Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”). The Company and its subsidiaries are collectively referred to as the “Group”.

The Company, formly name as Healthplace Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010, the Company amended its articles of incorporation and changed the name from "Healthplace Corporation" to "China Shengda Packaging Group Inc." to more accurately reflect its new business after the reverse acquisition. The Company is a holding company without any operation.

On April 8, 2010, the Company completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Shengda Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 27,600,000 shares of China Shengda Packaging’s common stock, which constituted 92% of its issued and outstanding shares on a fully-diluted basis of China Shengda Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Shengda Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Shengda Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Shengda Packaging as the acquired party.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 1,456,311 shares at a price per share of US$3.43 for US$5 million. Net proceeds after deducting offering costs were approximately US$4.0 million.

On December 10, 2010, the Company completed a public offering and issued an aggregate of 8,000,000 shares at a price per share of US$4.0 for US$32 million. Net proceeds after deducting offering costs were approximately US$29.7 million.

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

Hangzhou Shengming, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It was 50% held by Shengda Color and 50% held by Cheng Loong (Hangzhou) Investment Co., Ltd., (“Cheng Loong”), a company incorporated in Samoa. According to a share purchase agreement between Cheng Loong and Shengda Color dated November 22, 2007, and the approval certificate issued on December 21, 2007 by Zhejiang Government, Shengda Color purchased 25% of the equity interest of Hangzhou Shengming from Cheng Loong (the “Acquisition”) with cash consideration of US$3 million. Hangzhou Shengming became Shengda Color’s 75% subsidiary after the Acquisition. On July 1, 2010, Evercharm entered into a share transfer agreement (the “Share Transfer Agreement”) relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million (the “2nd Acquisition”). After the 2nd Acquisition, Hangzhou Shengming became a wholly-owned subsidiary of the Company. Resulting from the 2nd Acquisition, the noncontrolling interest amounting to approximate US$4 million as of June 30, 2010 was derecognized and the difference between the cash consideration and the noncontrolling interest amounting to approximate $1 million was recognized as additional paid-in capital.

Suzhou AA was incorporated in Suzhou city, Jiangsu province, PRC on June 22, 2010, with registered capital amounting to RMB1.58 million. It is engaged in manufacturing and sales of paper products. On August 12, 2010, Great Shengda acquired 100% equity interest of Suzhou AA from its original shareholders, for cash consideration amounting to US$0.44 million.

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Deferred tax liability and asset were recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

(d)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

(e)	Restricted cash

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, amounting to US$12,424,230 and US$4,401,000 as of December 31, 2010 and 2009, respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2010 and 2009, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2010 and 2009.

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

Other than those acquired in a business combination as described in note 3, property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

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

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year- end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2010 and 2009, respectively.

(l)	Foreign currency translation and transactions

The Company’s and Evercharm’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).

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

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

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

As of December 31, 2010 and 2009, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,551,179 and US$5,560,724, respectively.

The statutory reserve of Great Shengda exceeded 50% of its registered capital as of December 31, 2010, therefore it is not required to appropriate its future income to statutory reserve by the PRC laws and regulations.

As of December 31, 2010, the statutory reserve balances of Hangzhou Shengming, Shengda Color and Suzhou AA accounted for approximately 9.2%, 48.2% and 8.8% of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

(o)	Revenue recognition

The Group recognizes revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,645,641 and US$ 414,128 were recorded in general and administrative expenses for the years ended December 31, 2010 and 2009, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$41,275 and US$21,886 was recorded in the selling expenses for the years ended December 31, 2010 and 2009, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$873,726 and US$363,945 for the years ended December 31, 2010 and 2009, respectively.

(s)	Income taxes

The Group follows ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(t)	Uncertain tax positions

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2010 and 2009.

(u)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260. Basic earnings per share is computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(v)	Comprehensive income

The Group follows ASC Topic 220, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(w)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

In January 2010, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. As this standard relates specifically to disclosures, the adoption will not have any impact on the Group’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Group’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. ASU 2010-28 requires an entity with reporting units with zero or negative carrying amounts, the Step 2 of test should be performed, in accordance with guidance in Topic 350. ASU 2010-28 is effective for interim and annual reporting periods beginning after December 15, 2010, early adoption is not permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805)”. ASU 2010-29 provides further interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Group estimated that the adoption will not have any significant impact on the Group’s consolidated financial position and results of operations.

In 2010 and 2011, except for the above ASUs, FASB issued several ASUs – ASU 2010-1 through ASU 2010- 29 and ASU 2011-1, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31, 2010 and 2009, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

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

On August 12, 2010, Great Shengda entered into an acquisition agreement (the “Acquisition Agreement”) with Suzhou AA. According to the Acquisition Agreement, Great Shengda acquired 100% equity interest of Suzhou AA from Ms. Meiying Dai and Mr. Caocheng Qu, for cash consideration amounting to RMB3 million (US$0.44 million). Suzhou AA is engaged in manufacturing and sales of paper products. As a result of the acquisition, Great Shengda expected to extend its business in manufacturing and processing corrugated fibreboard boxes and other paper products. The acquisition was accounted for as a business combination in accordance with ASC Topic 805.

The goodwill of $163,550 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Great Shengda. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table summarizes the consideration paid for the original shareholder of Suzhou AA and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date.

Assets
Cash and cash equivalents	$233,090
Property, plant and equipment, net	1,969,956
Identifiable intangible assets - Customer relationship	312,754
Deferred tax assets	62,762
Goodwill	163,550
Liabilities
Current liabilities	2,221,347
Deferred tax liability	78,189

Purchase price	$442,576

In accordance with SEC Regulation S-X Rule 3-05, Suzhou AA was not a significant subsidiary as of the acquisition date, therefore no separate audited financial statements are presented. The results of operations of Suzhou AA for the period from August 12 to December 31, 2010 had been consolidated.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for the years ended December 31, 2010 and 2009 have been prepared as though the acquisition of Suzhou AA had occurred as of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Group would have attained had the acquisition of Suzhou AA occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

		Years ended December 31,
		2010	2009
	Pro forma revenue	$130,089,290	$94,664,477
	Pro forma net income attributable to China Shengda Packaging’s common stockholders	$19,337,929	$12,151,900
	Pro forma basic and diluted earnings per share	$0.63	$0.44

4.	ACCOUNTS AND NOTES RECEIVABLE, NET

	Accounts and notes receivable consist of the following:
		December 31,
		2010	2009
	Notes receivable	$2,394,346	$3,771,286
	Accounts receivable	28,975,784	14,813,623
		$31,370,130	$18,584,909

No allowance for doubtful amounts was provided as of December 31, 2010 and 2009.

5.	INVENTORIES

	Inventories consist of the following:

		December 31,
		2010	2009
	Raw materials	$17,913,717	$7,539,464
	Finished goods	1,288,059	966,447
		$19,201,776	$8,505,911

6.	PREPAYMENTS AND OTHER RECEIVABLES

	Prepayments and other receivables consist of the following:

		December 31,
		2010	2009
	Prepayments	$3,258,213	$1,128,591
	Other receivables	252,091	188,993
		$3,510,304	$1,317,584

7.	PROPERTY, PLANT AND EQUIPMENT, NET

	Property, plant and equipment consist of the following:

		December 31,
		2010	2009
	Buildings and improvements	$1,685,210	$1,339,277
	Machinery	31,958,021	23,777,896
	Office equipment and furnishing	639,173	445,153
	Motor vehicles	1,501,318	930,799
	Construction in progress	7,821,966	157,674
		43,605,688	26,650,799
	Less: accumulated depreciation	(10,915,144)	(7,957,311)
		$32,690,544	$18,693,488

The Group recorded depreciation expenses of US$2,637,036 and US$2,321,752 for the years ended December 31, 2010 and 2009, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2010 and 2009.

8.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,377,500 to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which locates in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group's business, and its transaction price was determined with reference to market prices.

9.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	December 31,
	2010	2009
Customer relationship	$2,080,196	$1,700,629
Less: accumulated amortization	(1,090,889)	(680,252)
	$989,307	$1,020,377

Total amortization expenses were US$377,849 and US$339,916 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 customer relationship recognized in the acquisition of Hangzhou Shengming has a remaining useful life of two years, and will be amortized at US$351,718 in 2011 and 2012, respectively. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of two years and seven months, and will be amortized at US$110,659 in 2011 and 2012, and US$64,551 in 2013, respectively.

10.	SHORT-TERM LOANS

	Short-term loans consist of the following:

		December 31, 2010			December 31, 2009
		Interest	Maturity		Interest	Maturity
	Lender	rate	date	Balance	rate	date	Balance
		4.860%	Jan. 13, 2011	$2,730,600	4.860%	Jan 22, 2010	$2,640,600
	Bank of China	4.860%	Feb. 3, 2011	3,034,000	4.860%	Apr 19, 2010	1,467,000
		4.860%	Feb. 19, 2011	3,034,000	4.860%	May 11, 2010	4,401,000
					4.860%	Jun 21, 2010	2,200,500
	Subtotal			$8,798,600			$10,709,100

	Agricultural Bank of China	4.860%	Feb. 28, 2011	2,882,300	4.374%	Jun 30, 2010	146,700
	Total			$11,680,900			$10,855,800

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Group, with weighted average balances of US$10,616,823 and US$17,464,155 and weighted average interest rates of 4.789% and 4.805% for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the unused lines of credit:

	December 31, 2010				December 31, 2009
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 28, 2010	September 28, 2011	$22,750,000	$5,612,900	September 10, 2009	August 28, 2010	$22,005,000	$11,295,900
Agricultural Bank of China	September 16, 2010	March 16, 2011	11,377,500	4,095,900	March 12, 2009	March 12, 2010	11,002,500	11,002,500
					December 30, 2009	December 22, 2010	4,401,000	4,254,300
Total			$34,127,500	$9,708,800			$37,408,500	$26,552,700

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

11.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	December 31,
	2010	2009
Notes payable	$27,761,100	$5,868,000
Accounts payable	17,143,579	7,977,023
	$44,904,679	$13,845,023

The notes payable were issued by the Great Shengda and Shengming to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

13.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	December 31,
	2010	2009
Advance from customers	$308,769	$276,801
Payroll and welfare payable	1,011,297	184,601
Other payables	161,640	367,562
Accrued expenses	249,703	505,495
Other current liabilities	93,130	98,251
	$1,824,539	$1,432,710

14.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		December 31,
Related parties	Relationship	2010	2009
Amounts due from related parties
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$90,711	$-
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	76,036	-
		$166,747	$-

Amounts due to related parties
Shengda Group	Controlled by the same ultimate stockholders	$-	$2,411,708
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	360,358	-
		$360,358	$2,411,708

The amount due from Shuangsheng Logistic represents the prepaid transportation fee. And the amount due from Shuangdeng Paper represents the receivable from Shuangdeng Paper for selling the paper box. They were recorded as “amount due from related party” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase electricity and water from Shuang Ke Da by the Group. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions as follows:

		Years ended December 31,
Related parties	Relationship	2010	2009
Lease of lands, offices and plant
Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$249,027	$246,789
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	59,176	175,932
Shengda Group	Controlled by the same ultimate stockholders	266,292	263,898
		$574,495	$686,619

Prepayment for the land use right
Shuangdeng Paper	Controlled by the same ultimate stockholders	$11,377,500	$-

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$434,252	$-

Sales to related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$74,151	$-

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$451,360	$-

The transactions prices were determined with reference to market prices.

15.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,355,878 and US$14,635,830 as of December 31, 2010 and 2009, respectively.

16.	TAXATION

Taxes payable are composed of the following:

	December 31,
	2010	2009
VAT payable	$945,432	$1,065,498
Income tax payable	1,776,710	1,024,269
Witholding tax payable	-	660,150
Other taxes payable	48,292	4,330
	$2,770,434	$2,754,247

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the years ended December 31, 2010 and 2009, the Company does not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in December 2010. According to the PRC Enterprise Income Tax Law, Great Shengda is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2010, 2011 and 2012.

Shengda Color and Suzhou AA are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2010 and 2009.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first tax profitable year is 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Years ended December 31,
	2010	2009
Expected enterprise income tax at statutory tax rate	$6,006,427	$3,513,935
Effect of tax holiday	(2,141,662)	(1,708,786)
Others	19,424	(107,085)
Effective enterprise income tax	$3,884,189	$1,698,064

The significant components of income tax expense are as follows:

	Years ended December 31,
	2010	2009
Current tax expenses	$3,921,455	$1,728,444
Deferred tax benefits	(37,266)	(30,380)
Income tax expenses	$3,884,189	$1,698,064

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,
	2010	2009
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$457,964	$437,062
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(247,327)	$(255,094)

17.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of December 31, 2010 and 2009.

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2011	$445,511
2012	255,357
2013 and thereafter	-
Total	$700,868

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of December 31, 2010 and 2009.

18.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

19.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income attributable to China Shengda Packaging’ common stockholders	$19,337,929	$12,151,900
Weighted average number of common shares outstanding – basic and diluted	30,721,788	27,600,000
Earnings per share – basic and diluted	$0.63	$0.44

20.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

EXHIBIT INDEX

Exhibit No.	Description
2.1

 Share Exchange Agreement, dated April 8, 2010, among the Company, Evercharm Holdings Limited and its sole stockholder (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to our Current Report on Form 8-K filed on November 2, 2010).
3.3	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
4.1	Form of Registration Rights Agreement, dated April 29, 2010 (incorporated herein by reference to our Current Report on Form 8-K filed on May 5, 2010).
10.1

Sales Contract (English summary), dated January 1, 2008, between Great Shengda and Hangzhou Panasonic Home Electronics Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.2

Purchase Agreement (English summary), dated April 12, 2009, between Great Shengda and Creo Prepress (Shanghai) Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.3

Sales Contract (English summary), dated May 25, 2009, between Great Shengda and Suzhou Samsung Electronic Import Factory (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.4

Sales Contract (English summary), dated December 30, 2009, between Great Shengda and Nongfu Shanquan Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.5	Form of Sales Contract (English summary), between Great Shengda and Hangzhou Wahaha Group Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.6	Form of Purchase Agreement (English summary), between Great Shengda and Wuxi Rongcheng Paper Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.7

Form of Purchase Agreement (English summary), between Great Shengda and Jiangsu Lee & Man Paper Manufacturing Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.8

Form of Purchase Agreement (English summary), by and among Great Shengda, Anhui Shanying Paper Ltd. and Ma'anshan Tianfu Paper Products Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.9	Form of Purchase Agreement (English summary), between Great Shengda and Jiulong Paper (Taicang) Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.10	Form of Purchase Agreement (English summary), between Great Shengda and Hangzhou Changgang Paper Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.11	Form of Purchase Agreement (English summary), between Shengda Color and Wuxi Rongcheng Paper Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

Exhibit No.	Description
10.12

Form of Purchase Agreement (English summary), between Shengda Color and Jiangsu Lee & Man Paper Manufacturing Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010)

10.13

Form of Purchase Agreement (English summary), by and among Shengda Color, Anhui Shanying Paper Ltd. and Ma'anshan Tianfu Paper Products Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.14

Form of Purchase Agreement (English summary), by and among Hangzhou Shengming, Anhui Shanying Paper Ltd. and Ma'anshan Tianfu Paper Products Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.15

Form of Purchase Agreement (English summary), between Hangzhou Shengming and Jiangsu Lee & Man Paper Manufacturing Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.16

Maximum Debt Guarantee Contract (English summary), dated March 12, 2009, by and among Great Shengda, SD Group and Xiaoshan Branch of Bank of China (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.17

Maximum Debt Guarantee Contract (English summary), dated September 10, 2009, by and among Great Shengda, SD Group and Xiaoshan Branch of Bank of China (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.18

Maximum Debt Guarantee Contract (English summary), dated December 30, 2009, by and among Hangzhou Shengming, SD Group and Xiaoshan Branch of Bank of Agricultural Bank of China (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.19	Lease Agreement (English summary), dated January 1, 2007, between Hangzhou Shengming and SD Group (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.20

Lease Agreement (English summary), dated March 7, 2007, between Hangzhou Shengming and Xiang He Qiao Village (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.21

Lease Agreement (English summary), dated January 1, 2010, between Shengda Color and Zhejiang Shuang Ke Da Weaving Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).

10.22	Lease Agreement (English summary), dated January 1, 2010, between Great Shengda and Xin Shengda (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.23	Employment Agreement (English translation), dated March 28, 2010, between Great Shengda and Daliang Teng (incorporated herein by reference to our Current Report on Form 8-K filed on April 13, 2010).
10.24

Amended and Restated Employment Agreement (English translation), dated April 8, 2010, between Great Shengda and Jiayao (TJ) Wu (incorporated herein by reference to exhibit 10.29 to the Registration Statement on Form S-1 filed on July 29, 2010).

10.25

Form of Securities Purchase Agreement, dated April 29, 2010, by and between China Packaging Group Inc. and the Investors thereto (incorporated herein by reference to our Current Report on Form 8-K filed on May 5, 2010).

10.26

Amendment Number 1 to Securities Purchase Agreement, dated as of August 13, 2010, by and among China Packaging Group Inc., the Investors thereto and Nengbin Fang (incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.27	Form Stock Purchase Agreement, dated April 5, 2010 (incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended on March 31, 2010 filed on May 12, 2010).
10.28

The joint venture agreement dated December 28, 2008 concerning acquisition of 25% equity interest of Shengming by Shengda Color (incorporated herein by reference to exhibit 10.32 to the Registration Statement on Form S-1 filed on July 29, 2010).

Exhibit No.	Description
10.29

Share Transfer Agreement (English translation), dated as of July 1, 2010, by and between Evercharm Holdings Limited and Cheng Loong (Hangzhou) Investment Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on July 7, 2010).

10.30

Equity Transfer Agreement (English summary), dated August 16, 2010, by and among Meiying Dai, Caocheng Qu, Zhejiang Great Shengda Packaging Co., Ltd. and Suzhou Asian & American Paper Products Co., Ltd (incorporated herein by reference to our Current Report on Form 8-K filed on August 19, 2010).

10.31

Form of Non-Disclosure and Non-Compete Agreement executive officers and other employees (incorporated herein by reference to exhibit 10.34 to the Registration Statement on Form S-1 filed on July 29, 2010).

10.32

Employment Agreement (English translation), effective as of April 8, 2010, between Great Shengda and Nengbin Fang (incorporated herein by reference to exhibit 10.37 to the Registration Statement on Form S-1 filed on October 8, 2010).

10.33

Employment Agreement (English translation), effective as of November 22, 2004, between Great Shengda and Congyi Fang (incorporated herein by reference to exhibit 10.38 to the Registration Statement on Form S-1 filed on October 8, 2010).

10.34

Amendment Number 2 to Securities Purchase Agreement, dated as of October 28, 2010, by and between China Packaging Group Inc. and Envision Capital Partners, L.P. (incorporated herein by reference to our Current Report on Form 8-K filed on October 29, 2010).

10.35

Maximum Debt Guarantee (English summary), dated September 28, 2010, by and among, Great Shengda, SD Group and the Xiaoshan Branch of Bank of China (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010).

10.36

Maximum Debt Guarantee (English summary), dated September 16, 2010, by and among, Great Shengda, SD Group and the Xiaoshan Branch of Agriculture Bank of China (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010).

10.37

Independent Director Agreement, dated as of November 16, 2010, by and between China Shengda Packaging Group Inc. and Zhihai Mao (incorporated herein by reference to our Current Report on Form 8-K/A filed on November 17, 2010).

10.38

Independent Director Agreement, dated as of November 1, 2010, by and between China Shengda Packaging Group Inc. and Michael Zhang (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010).

10.39

Independent Director Agreement, dated as of November 1, 2010, by and between China Shengda Packaging Group Inc. and Yaoquan Zhang (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010).

14.1	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed on November 2, 2010).
21	Subsidiaries of the Company (incorporated herein by reference to exhibit 21 to the Registration Statement on Form S-1 filed on November 5, 2010).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	China Shengda Packaging Group Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2010).
99.2	China Shengda Packaging Group Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Current Report on Form 8-K filed on November 2, 2010).
99.3	China Shengda Packaging Group Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.3 to Current Report on Form 8-K filed on November 2, 2010).