Form 10-K/A
period 2010-12-31
China Shengda Packaging Group Inc.
filed 2011-04-04
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-34997

CHINA SHENGDA PACKAGING GROUP INC.
-------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	26-1559574
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No. 2 Beitang Road
Xiaoshan Economic and Technological Development Zone
Hangzhou, Zhejiang Province 311215
People’s Republic of China
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)

(86) 571-8283-8805
-------------------------------------------------------------------------------------------------------
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

There were a total of 39,456,311 shares of the registrant’s common stock outstanding as of March 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) solely to correct typographical errors in the table appearing on page 8 under the heading “Production Capacity and Utilization” in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Filing”).

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not reflect events occurring after such Original Filing or modify or update the disclosures contained therein, including the exhibits thereto, affected by subsequent events. Therefore, this Amendment should be read in conjunction with the Original Filing and our other reports filed with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

Revenue Breakdown by Carton Type
Twelve Months Ended December 31, 2010

Revenue Breakdown by End Market
Twelve Months Ended December 31, 2010

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

Our paperboards and paper cartons are summarized below:

Type of paperboards	Type of paper cartons	Recommended applications

	Single-layer paper cartons	Packaging for food, drinks and medicine
Single-layer paperboards comprising a single sheet of corrugated paper sandwiched between two sheets of Kraft paper.

	Double-layer paper cartons	Packaging for garments, furniture, refrigerators and air-conditioners
Double-layer paperboards comprising two sheets of corrugated paper sandwiched between three sheets of Kraft paper.

	Triple-layer paper cartons	Packaging for electrical machinery, motorcycles, and other heavy-duty products
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

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2010 and for 2009:

		Flexo-Printed	Color-Printed
Unit: Million Square Meters	Paperboards	Paper Cartons	Paper Cartons
As of December 31, 2010
Annual Production Capacity(1)	498	333	165
Actual Production Volume	345	263	82
As of December 31, 2009
Annual Production Capacity(1)	408	307	101
Actual Production Volume	307	243	64

(1)	Our annual production capacity in respect of paperboards, flexo-printed paper cartons and color-printed paper cartons is, in each case, calculated as follows:

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 4, 2011
CHINA SHENGDA PACKAGING GROUP INC.

By: /s/ Daliang Teng
Daliang Teng
Chief Executive Officer

By: /s/ Thomas Jiayao Wu
Thomas Jiayao Wu
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	April 4, 2011
Daliang Teng	(Principal Executive Officer)

/s/ Thomas Jiayao Wu	Chief Financial Officer	April 4, 2011
Thomas Jiayao Wu	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang*	Chairman	April 4, 2011
Nengbin Fang

/s/ Congyi Fang*	Director	April 4, 2011
Congyi Fang

/s/ Zhihai Mao*	Director	April 4, 2011
Zhihai Mao

/s/ Michael Zhang*	Director	April 4, 2011
Michael Zhang

/s/ Yaoquan Zhang*	Director	April 4, 2011
Yaoquan Zhang

* By Thomas Jiayao Wu, attorney-in-fact

EXHIBIT INDEX

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.