Form 10-Q
period 2011-03-31
China Shengda Packaging Group Inc.
filed 2011-05-12
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________

Commission File Number: 333-148232
_______________________

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

N/A
(Former Name)
_______________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]         No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,456,311 shares of common stock, par value $0.001 per share, outstanding on May 11, 2011.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

March 31, 2011 (unaudited) and December 31, 2010

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Consolidated balance sheets	F-2
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of cash flows	F-4
Notes to the consolidated financial statements	F-5~F-20

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$23,006,951	$35,581,323
Restricted cash	6,525,626	12,424,230
Accounts and notes receivable, net	33,502,676	31,370,130
Inventories	21,786,290	19,201,776
Prepayments and other receivables	1,580,213	3,510,304
Amount due from related parties	559,529	166,747
Total current assets	86,961,285	102,254,510

Non-current assets
Property, plant and equipment, net	34,993,499	32,690,544
Prepayment for land use right to related party	11,400,000	11,377,500
Customer relationship, net	876,306	989,307
Deferred tax assets	443,098	457,964
Goodwill	168,511	168,178
Total Assets	$134,842,699	$147,938,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts and notes payable	$29,297,346	$44,904,679
Amounts due to related parties	303,012	360,358
Accrued expenses and other payables	1,388,606	1,824,539
Taxes payable	2,006,970	2,770,434
Short-term loans	11,704,000	11,680,900
Total current liabilities	44,699,934	61,540,910

Non-current liabilities
Deferred tax liabilities	219,077	247,327
Total liabilities	44,919,011	61,788,237

Commitment and contingencies	-	-
Stockholders' Equity
Stockholders' equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	39,456	39,456
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,551,179	6,551,179
Unappropriated retained earnings	34,523,347	31,078,940
Accumulated other comprehensive income	5,044,463	4,714,948
Total Stockholders' equity	89,923,688	86,149,766
Total liabilities and Stockholders' equity	$134,842,699	$147,938,003

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues	$26,926,044	$27,598,652
Cost of goods sold	19,849,744	19,671,879
Gross profit	7,076,300	7,926,773
Operating expenses
Selling expenses	1,132,183	1,038,299
General and administrative expenses	2,202,676	906,422
	3,334,859	1,944,721

Other income (expenses)
Interest income	124,533	95,749
Interest expenses	(167,925)	(152,868)
Subsidy income	422,959	-
	379,567	(57,119)
Income before income tax expense and noncontrolling interest	4,121,008	5,924,933
Income tax expense	676,601	1,364,013
Net income	3,444,407	4,560,920
Less: net income attributable to noncontrolling interest	-	(251,609)
Net income attributable to China Shengda Packaging’s common stockholders	$3,444,407	$4,309,311

Basic and diluted earnings per share	$0.09	$0.16
Weighted-average number of shares outstanding - basic and diluted	39,456,311	27,600,000

Comprehensive income:
Net income	$3,444,407	$4,560,920
Foreign currency translation adjustment	329,515	5,293
Comprehensive income	3,773,922	4,566,213
Less: comprehensive income attributable to noncontrolling interest	-	(251,918)
Net comprehensive income attributable to China Shengda Packaging’s common stockholders	$3,773,922	$4,314,295

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,444,407	$4,560,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	980,208	691,116
Deferred tax	(13,011)	(7,590)
Change in operating assets and liabilities:
Restricted cash	5,942,658	(1,098,900)
Accounts and notes receivable	(1,906,313)	(3,800,091)
Inventories	(2,554,918)	(4,742,303)
Prepayments and other receivables	848,148	412,088
Accounts and notes payable	(15,747,768)	6,232,103
Amount due from/to related parties	(451,993)	(1,634,679)
Accrued expenses and other payables	(440,988)	(200,877)
Taxes payable	(771,473)	321,614
Net cash (used in) provided by operating activities	(10,671,043)	733,401

Cash flows from investing activities
Purchase of property, plant and equipment	(2,015,289)	(352,851)
Net cash used in investing activities	(2,015,289)	(352,851)

Cash flows from financing activities
Proceeds from short-term loans	14,030,000	5,567,760
Repayment of short-term loans	(14,030,000)	(4,981,680)
Net cash provided by financing activities	-	586,080
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	111,960	1,187
Net changes in cash and cash equivalents	(12,574,372)	967,817
Cash and cash equivalents, beginning of period	35,581,323	12,695,444
Cash and cash equivalents, end of period	$23,006,951	$13,663,261

Cash paid during the period for:
Interest paid	$156,581	$144,205
Income taxes paid	$1,395,562	$534,362

See notes to the consolidated financial statements

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre- printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”) and Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”). The Company and its subsidiaries are collectively referred to as the “Group”.

The Company, formally named as Healthplace Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010, the Company amended its articles of incorporation and changed the name from "Healthplace Corporation" to "China Packaging Group Inc." to more accurately reflect its new business after the reverse acquisition. On October 28, 2010, we again amended our articles of incorporation to change our name from “China Packaging Group Inc.” to “China Shengda Packaging Group Inc.” to distinguish our company from other Chinese packaging companies. The Company is a holding company without any operation.

On April 8, 2010, the Company completed a reverse acquisition transaction through a share exchange (the “Share Exchange”) with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Shengda Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 27,600,000 shares of China Shengda Packaging’s common stock, which constituted 92% of its issued and outstanding shares on a fully-diluted basis of China Shengda Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Shengda Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Shengda Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Shengda Packaging as the acquired party.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 1,456,311 shares at a price per share of US$3.43 for US$5 million. Net proceeds after deducting offering costs were approximately US$4.0 million.

On December 10, 2010, the Company completed an underwritten public offering and issued an aggregate of 8,000,000 shares at a price per share of US$4.00 for gross proceeds of US$32 million. Net proceeds after deducting offering costs were approximately US$29.7 million.

Evercharm was incorporated in the British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operations.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of March 31, 2011.  Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

Shengda Color, Great Shengda’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

Hangzhou Shengming, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It was 50% held by Shengda Color and 50% held by Cheng Loong (Hangzhou) Investment Co., Ltd., (“Cheng Loong”), a company incorporated in Samoa. According to a share purchase agreement between Cheng Loong and Shengda Color dated November 22, 2007, and the approval certificate issued on December 21, 2007 by Zhejiang Government, Shengda Color purchased 25% of the equity interest of Hangzhou Shengming from Cheng Loong (the “Acquisition”) with cash consideration of US$3 million. Hangzhou Shengming became Shengda Color’s 75% subsidiary after the Acquisition. On July 1, 2010, Evercharm entered into a share transfer agreement (the “Share Transfer Agreement”) relating to the acquisition of the remaining 25% equity interest in Hangzhou Shengming from Cheng Loong, with cash consideration amounting to US$3 million (the “2nd Acquisition”). After the 2nd Acquisition, Hangzhou Shengming became a wholly-owned subsidiary of the Company. Resulting from the 2nd Acquisition, the noncontrolling interest amounting to approximately US$4 million as of June 30, 2010 was derecognized and the difference between the cash consideration and the noncontrolling interest amounting to approximate $1 million was recognized as additional paid-in capital.

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

(a)	Change of reporting entity and basis of presentation

As a result of the Share Exchange on April 8, 2010, Evercharm became a wholly-owned subsidiary of China Shengda Packaging. The former sole stockholder of Evercharm owned a majority of the common stock of the Company. The transaction was regarded as a reverse merger whereby Evercharm was considered to be the accounting acquirer as its sole stockholder retained control of the Company after the Share Exchange, although China Shengda Packaging is the legal parent company. The Share Exchange was treated as a recapitalization of the Company. As such, Evercharm is the continuing entity for financial reporting purposes. In a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset in paid in capital. Therefore, the consolidated financial statements have been prepared as if Evercharm had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The preparation of consolidated financial statements in conformity U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, amounting to US$6,525,626 and US$12,424,230 as of March 31, 2011 and December 31, 2010 , respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the three months end March 31, 2011 and 2010, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of March 31, 2011 and December 31, 2010.

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

Other than those acquired in a business combination, property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

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

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year- end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to implied fair value.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2011 and December 31, 2010, respectively.

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

As of March 31, 2011 and December 31, 2010, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,551,179 and US$6,551,179, respectively.

As of March 31, 2011, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color and Suzhou AA accounted for approximately 13.7%, 9.2%, 48.2%, and 8.8% of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$930,114 and US$22,930 were recorded in general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$5,697 and US$25,055 was recorded in the selling expenses for the three months ended March 31, 2011 and 2010, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$249,668 and US$105,818 for the three months ended March 31,2011 and 2010, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2011 and December 31, 2010.

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

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of risks

Concentration of credit risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of March 31, 2011 and December 31, 2010, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
	$3,917,037	$2,394,346
Notes receivable	29,585,639	28,975,784
Accounts receivable	$33,502,676	$31,370,130

No allowance for doubtful amounts was provided as of March 31, 2011 and December 31, 2010.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$19,419,707	$17,913,717
Finished goods	2,366,583	1,288,059
	$21,786,290	$19,201,776

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Prepayments	$1,303,929	$3,258,213
Other receivables	276,284	252,091
	$1,580,213	$3,510,304

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Buildings and improvements	$1,624,511	$1,685,210
Machinery	33,793,432	31,958,021
Office equipment and furnishing	698,225	639,173
Motor vehicles	1,495,738	1,501,318
Construction in progress	9,147,658	7,821,966
	46,759,564	43,605,688
Less: accumulated depreciation	(11,766,065)	(10,915,144)

	$34,993,499	$32,690,544

The Group recorded depreciation expenses of US$838,572 and US$606,200 for the three months ended March 31, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of March 31, 2011 and December 31, 2010.

7.	PREPAYMENT FOR LAND USE RIGHTS TO RELATED PARTY

In October 2010, Great Shengda prepaid Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”) totaling US$11,400,000 for the acquisition of land use rights, located in Yancheng city, Jiangsu province. The area is approximately 166,533 square meters and the rights will expire in December 2058. We intend to use the land for future manufacturing facilities expansion. Shuangdeng Paper is a related party of the Group, and the transaction price was determined with reference to market price.

8.	CUSTOMER RELATIONSHIPS, NET

Customer relationships recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using the straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationships are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Customer relationships	$2,084,309	$2,080,196
Less: accumulated amortization	(1,208,003)	(1,090,889)
	$876,306	$989,307

Total amortization expenses were US$115,355 and US$84,916 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of one year and nine months, and will be amortized at US$264,311 in 2011 and US$352,414 in 2012, respectively. Customer relationships recognized in the acquisition of Suzhou AA had a remaining useful life of two years and four months, and will be amortized at US$80,156 in 2011, US$107,414 in 2012, and US$72,011 in 2013, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	March 31, 2011			December 31, 2010
	Interest	Maturity		Interest		Maturity
Lender	rate	date	Balance	rate		date	Balance
		(Unaudited)
	5.35%	June 13, 2011	$2,736,000	4.860%		Jan. 13, 2011	$2,730,600
	5.35%	June 13, 2011	3,040,000	4.860%		Feb. 03, 2011	3,034,000
Bank of China	Benchmark lending rate of PBOC	Feb.15, 2012	3,040,000	4.860%		Feb. 19, 2011	3,034,000
Subtotal			$8,816,000		$		8,798,600

Agricultural Bank of China	Benchmark lending rate of PBOC	Feb.15, 2012	2,888,000	4.860%		Feb. 28, 2011	2,882,300
Total			$11,704,000				$11,680,900

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Group, with weighted average balances of US$11,917,028 and US$13,007,400 and weighted average interest rates of 5.26% and 4.707% for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the unused lines of credit:

	March 31, 2011 (Unaudited)				December 31, 2010
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 28, 2010	September 28, 2011	$22,800,000	$12,844,000	September 28, 2010	September 28, 2011	$22,750,000	$5,612,900
Agricultural Bank of China					September 16, 2010	March 16, 2011	11,377,500	4,095,900
Total			$22,800,000	$12,844,000			$34,127,500	$9,708,800

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be drawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Notes payable	$14,136,000	$27,761,100
Accounts payable	15,161,346	17,143,579
	$29,297,346	$44,904,679

The notes payable were issued by the Great Shengda and Shengming to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Advance from customers	$843,048	$308,769
Payroll and welfare payable	272,767	1,011,297
Other payables	129,350	161,640
Accrued expenses	58,857	249,703
Other current liabilities	84,584	93,130
	$1,388,606	$1,824,539

12.	RELATED PARTY TRANSACTIONS

Related party balances are as follows:

		March 31,	December 31,
Related parties	Relationship	2011	2010
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$233,314	$90,711
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	255,862	-
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	70,353	76,036
		$559,529	$166,747

Amounts due to related party
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$303,012	$360,358
		$303,012	$360,358

The amount due from Shuangsheng Logistic represents the prepaid transportation fee. The amount due from Shuangdeng Paper represents the receivable from Shuangdeng Paper for selling the paper box. And the amount due from New Shengda represents the prepayment for the lease of land, offices and plants. They were recorded as “amounts due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for purchase electricity and water from Shuang Ke Da by the Group. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions are as follows:

		March 31,
Related parties	Relationship	2011	2010
Lease of land, offices and plants		(Unaudited)	(Unaudited)
New Shengda	Controlled by the same ultimate stockholders	$64,176	$61,659
Shuang Ke Da	Controlled by the same ultimate stockholders	-	43,956
Shengda Group	Controlled by the same ultimate stockholders	66,573	65,934
		$130,749	$171,549

Prepayment for land use right
Shuangdeng Paper	Controlled by the same ultimate stockholders	$11,400,000	$-

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$129,755	$-

Sales to related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$19,609	$-

Purchase of water and electricity from related party
Shuang Ke Da	Controlled by the same ultimate stockholders	$465,273	$-

The transactions prices were determined with reference to market prices.

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,355,878 and US$50,355,878 as of March 31, 2011 and December 31, 2010, respectively.

14.	TAXATION

Taxes payable are composed of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
VAT payable	$884,472	$945,432
Income tax payable	990,556	1,776,710
Other taxes payable	131,942	48,292
	$2,006,970	$2,770,434

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging had no U.S. taxable income for the three months ended March 31, 2011 and 2010.

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

Shengda Color and Suzhou AA are manufacturing domestic enterprises and are not entitled to any tax holiday. They are subject to income tax at a rate of 25% for calendar years 2010 and 2011.

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

Under the Enterprise Income Tax Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to their foreign investors who are a non-resident enterprises will be subject to a 20% withholding tax.

The following table reconciles the Group’s effective tax for the periods presented:

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$1,054,582	$1,481,233
Effect of tax holiday	(366,253)	(117,220)
Others	(11,728)	-
Effective enterprise income tax	$676,601	$1,364,013

The significant components of income tax expense are as follows:

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Current tax expenses	$689,611	$1,371,609
Deferred tax benefits	(13,010)	(7,596)
Income tax expenses	$676,601	$1,364,013

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$443,098	$457,964
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in business combinations	$(219,077)	$(247,327)

15.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of March 31, 2011 and December 31, 2010.

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expenses for lease commitment are as follows:

Year	Amount
2011	$404,096
2012	255,142
2013	7,380
2014 and thereafter	7,380
Total	$673,998

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of March 31, 2011 and December 31, 2010.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

17.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the months ended March 31, 2011 and 2010:

	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$3,444,407	$4,309,311
Weighted average number of common shares outstanding – basic and diluted	39,456,311	27,600,000

Earnings per share – basic and diluted	$0.09	$0.16

18.	SUBSEQUENT EVENT

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

Except as otherwise indicated by the context, references to:

  “BVI” refers to the British Virgin Islands;

  “Cheng Loong” refers to Cheng Loong (Hangzhou) Investment Co., Ltd., a company incorporated in Samoa.

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “China Shengda Packaging,” “the Company,” “our company,” “we,” “us,” or “our,” refers to the combined business of China Shengda Packaging Group Inc., and its wholly-owned subsidiaries, Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou A&A, but do not include the stockholders of China Shengda Packaging Group Inc.;

  “Evercharm” refers to Evercharm Holdings Limited, a BVI company and our direct, wholly owned subsidiary, and/or its direct and indirect subsidiaries, as the case may be;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

  “GAAP” or “U.S. GAAP” refers to generally accepted accounting principles in the United States;

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

  “SD Group” refers to Shengda Group Co., Ltd.;

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

  “Shengda Holdings” refers to Shengda (Group) Holdings Limited, an Island of Bermuda company;

  “Suzhou AA” refers to Suzhou Asian & American Paper Products Co., Ltd., a PRC corporation and our indirect, wholly-owned subsidiary;

  “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States; and

  “YRD” refers to Yangtze River Delta Economic Zone, which includes Shanghai, Zheijiang Province and Jiangsu Province.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear throughout this Quarterly Report and include statements regarding the intent, belief or expectations of the Company and our directors or officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not historical facts or guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and other risks mentioned in this Quarterly Report or in our other reports filed with the SEC.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with GAAP. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month periods ended March 31, 2011 and 2010.

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

As of March 31, 2011, we had 1,550 employees. We currently have an annual capacity of 498 million square meters.

Recent developments

As previously disclosed, on April 28, 2011, the Company’s board of directors appointed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) as its independent registered public accounting firm for the fiscal year ending December 31, 2011. The Company’s previous independent registered public accounting firm, Bernstein & Pinchuk (“B&P”), entered into a joint venture agreement with MarcumBP in a transaction pursuant to which, effective April 18, 2011, B&P merged its China operations into MarcumBP and certain of the professional staff of B&P joined MarcumBP. Accordingly, as of April 18, 2011, B&P resigned as the Company’s independent registered public accounting firm.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2011:

  Sales Revenue: Sales revenue decreased $0.7 million, or 2.4%, to $26.9 million for the first quarter of 2011 from $27.6 million for the same period of last year.

  Gross Profit: Gross profit of $7.1 million represented 26.3% of sales revenue for the first quarter of 2011, compared with gross profit of $7.9 million that represented 28.7% of sales revenue for the same period in 2010.

  Net Income attributable to China Shengda Packaging common stockholders: Net income attributed to our stockholders decreased $0.9 million, or 20.1%, to $3.4 million for the first quarter of 2011, from $4.3 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.09 for the first quarter of 2011, compared with $0.16 for the same period last year.

Results of Operations

Comparison of three months ended March 31, 2011 and March 31, 2010

	Three Months Ended
	March 31,
	(unaudited)

	2011	2010	$ Change	%Change
	(In thousands, except percentages)
Statement of Operations data

Revenues	$26,926	27,599	(673)	(2.4%	)
Cost of goods sold	19,850	19,672	178	0.9%

Gross profit	7,076	7,927	(850)	(10.7%	)
Operating expenses
Selling expenses	1,132	1,038	94	9.0%
General and administrative expenses	2,203	906	1,296	143.0%

Total operating expenses	3,335	1,945	1,390	71.5%
Income from operations	3,741	5,982	(2,241)	(37.5%	)

Interest income	125	96	29	30.1%

Interest expenses	(168)	(153)	(15)	9.8%
Subsidy income	423	-	423	N/A

Income before income tax expense and noncontrolling interest	4,121	5,925	(1,804)	(30.4%	)

Income taxes	677	1,364	(687)	(50.4%	)

Net income before noncontrolling interest	3,444	4,561	(1,117)	(24.5%	)
Net income attributable to noncontrolling interest	-	252	(252)	(100.0%	)
Net income attributable to China Shengda Packaging common stockholders	$3,444	4,309	(865)	(20.1%	)

Revenues. Revenues decreased $0.7 million, or 2.4%, to $26.9 million for the three months ended March 31, 2011 from $27.6 million during the same period of 2010. The decrease was primarily a result of decreased sales volume. The sales volume decreased 4.1 million square meters, or 5.3%, to 73.6 million square meters for the first quarter of 2011 from 77.7 million square meters during the same period of 2010. The decreased sales volume was mainly the result of (i) a reduction in demand from our customers due to challenges resulting from more restrictive financial policies by the People’s Bank of China (the "PBOC"), which adversely affected many of our customers, and (ii) a loss of certain orders due to labor shortages resulting from longer delays in our workforce returning following the Chinese New Year holiday as compared to the same period in 2010. As reported by Chinese media sources, the problem of workers not returning to work in greater numbers was more pronounced in the YRD region this year compared to prior years.

For the three months ended March 31, 2011, color cartons accounted for 26.0% of our revenues, and flexo cartons accounted for the rest, compared to 25.7% and 74.3%, respectively, in the same period of 2010. Average per square meter prices for our color cartons and flexo cartons during the three months ended March 31, 2011 were approximately $0.42 and $0.35, respectively, as compared to approximately $0.41 and $0.34, respectively, for the same period of 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 26.2% and 26.7%, respectively, of our revenues in the three months ended March 31, 2011.

Cost of Goods Sold. Our cost of goods sold increased $0.2 million, or 0.9%, to $19.9 million for the three months ended March 31, 2011 from $19.7 million in the same period of 2010 even though the sales volume decreased. The increase was primarily due to the increased price of raw materials and labor costs as compared to the same period last year.

Gross Profit. Our gross profit decreased $0.8 million, or 10.7%, to $7.1 million during the three months ended March 31, 2011 from $7.9 million in the same period of 2010. Gross profit from flexo cartons decreased by $0.7 million, or 11.7%, to approximately $5.1 million for the three months ended March 31, 2011 from $5.8 million in the same period of 2010. Gross profit from color cartons decreased by $0.2 million, or 9.5%, to approximately $1.9 million for the three months ended March 31, 2011 from $2.1 million in the same period of 2010. Gross profit as a percentage of revenues was 26.3% during the three months ended March 31, 2011, as compared to 28.7% during the same period of 2010. The sales volume decreased 4.1 million square meters, or 5.3%, to 73.6 million square meters for the first quarter of 2011 from 77.7 million square meters during the same period of 2010. The decrease in our gross profit was due to the decreased in revenues and the increased cost of goods sold above.

Selling Expenses. Our selling expenses increased $0.1 million, or 9.0%, to $1.1 million for the three months ended March 31, 2011, from $1.0 million in the same period of 2010. The increase was mainly due to the increase of freight costs, which was a result of the increase in petrol and labor costs. As a percentage of revenues, selling expenses for the three months ended March 31, 2011 increased to 4.2% from 3.8% for the same period of 2010. Freight, as a percentage of revenues, for the three months ended March 31, 2011 also increased to approximately 2.9%, from approximately 2.4% in the same period last year.

General and Administrative Expenses. General and administrative expenses comprise research and development (“R&D”) expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $1.3 million, or 143.0%, to $2.2 million for the three months ended March 31, 2011 from $0.9 million in the same period of 2010. R&D expenses increased to $0.9 million during the three months ended March 31, 2011 from $0.02 million in the same period of 2010. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2011 increased to 8.2% as compared to 3.3% for the same period of 2010.

Income Before Income Tax Expense and Noncontrolling Interest. Income before income tax expense and noncontrolling interest decreased $1.8 million, or 30.4%, to $4.1 million for the three months ended March 31, 2011 from $5.9 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues decreased to 15.3% for the three months ended March 31, 2011, as compared to 21.5% in the same period of 2010, as a result of the factors described above.

Income Tax Expense. Our income tax expense decreased to $0.7 million from $1.4 million during the three months ended 2011 as compared to the same period of 2010. The decrease in income tax expense was mainly attributable to Great Shengda being subject to the uniform income tax rate of 25% for the three months ended 2010 as compared to 15% for the same period of 2011. In October 2010, Great Shengda qualified as a National High-Tech Enterprise (“NHTE”), a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010. The retroactive effect for the tax rate was accounted for in the fourth quarter of 2010.

Net income attributable to China Shengda Packaging's common stockholders. Our net income attributable to our common stockholders decreased $0.9 million, or 20.1%, to $3.4 million during the three months ended March 31, 2011 from $4.3 million in the same period of 2010 as a result of the above factors.

Taxation

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Shengda Packaging had no taxable income in the United States for the reporting period.

British Virgin Islands

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

In December 2010, Great Shengda obtained the approval and qualified as a NHTE by relevant government authorities. Accordingly, under the PRC Enterprise Income Tax Law (the “EIT Law”), Great Shengda is eligible for a preferential tax rate of 15% for the calendar years of 2010, 2011 and 2012, as opposed to the uniform income tax rate of 25%.

Shengda Color and Suzhou AA are each a manufacturing domestic enterprise and are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2010 and 2011.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Under the EIT Law, dividends, interests, rent, royalties and gains on transfers of property payable by a foreign-invested enterprise in the PRC to their foreign investors who are a non-resident enterprises will be subject to a 20% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

We incurred income taxes of $0.7 million for the first quarter of 2011, a decrease of $0.7 million or 50.4% from the income taxes we incurred in the same 2010 period, which were $1.4 million.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2011, we had cash and cash equivalents of $23.0 million and restricted cash of $6.5 million. We anticipate that cash on hand, cash generated from our operations and borrowing capacity under our lines of credit will be sufficient to satisfy our obligations. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited; in thousands)
Net cash (used in) provided by operating activities	(10,671)	733
Net cash used in investing activities	(2,015)	(353)
Net cash provided by financing activities	-	586
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	112	1
Net changes in cash and cash equivalents	(12,574)	968
Cash and cash equivalents at the beginning of period	35,581	12,695
Cash and cash equivalents at the end of period	23,007	13,663

Operating Activities

Net cash used in operating activities was $10.7 million for the three months ended March 31, 2011, as compared to $0.7 million in net cash provided by operating activities for the same period in 2010. The decrease in the balance of our accounts and notes payable due to our suppliers reduced our net cash flow, totaling $15.7 million. However, the decrease was partially offset by a decrease in the balance of our restricted cash, amounting to $5.9 million, due to the reduction in accounts and notes payable.

Investing Activities

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2011, as compared to $0.4 million in net cash used in investing activities for the same period in 2010. The increase was attributable to the purchases of property, plant and equipment amounting to $2.0 million during the three months ended March 31, 2011, as compared to $0.4 million during the same period of 2010.

Financing Activities

Net cash provided by financing activities was zero for the three months ended March 31, 2011, as compared to $0.6 million provided in financing activities for the same period in 2010. During the three months ended March 31, 2011, we received proceeds from short-term loans amounting to $14.0 million and repaid short-term loans amounting to $14.0 million.

Obligations Under Material Contracts

Short Term Loans

As of March 31, 2011, we were party to several loan agreements, including:

  Loan Agreement, dated January 14, 2011, between Great Shengda, as borrower, and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 18.0 million (approximately $2.7 million) in principal amount. The agreement is for a term of six months. The interest rate is 5.35% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of asset in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restricts the borrower from making dividend distribution if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated January 14, 2011, between Great Shengda, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 5.35% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains the same restrictive covenants applicable to the borrower as described above.

  Loan Agreement, dated February 17, 2011, between Hangzhou Shengming, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of twelve months. The interest rate is the benchmark lending rate of People’s Bank of China. The loan agreement contains the same restrictive covenants applicable to the borrower as described above.

  Loan Agreement, dated February 22, 2011, between Hangzhou Shengming and Xiaoshan Agriculture Bank of China, or Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $2.9 million) in principal amount. The agreement is for a term of twelve months. The interest rate is the benchmark lending rate of People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any shareholding change or restructuring from mergers and acquisitions or any other joint venture arrangement, major investment, leasing, pledging or mortgaging the borrower’s assets in each case without obtaining prior approval of the lender. The loan agreement also contains covenants that restricts the borrower from withdrawal of capital, asset transfer, or equity transfer during the term of the loan.

As of March 31, 2011, we were party to a number of commercial bill acceptance agreements, including the following:

				Amount of		# of	Required
Date	Bank	Applicant	Guarantor	Acceptance (x)	Commission	Bills	Deposit
10/13/2010	Xiaoshan Bank of China (“BOC”)	Great Shengda	SD Group	$4.6 million	0.05%	8	50% of (x)
11/15/2010	Xiaoshan BOC	Great Shengda	SD Group	$3.8 million	0.05%	12	50% of (x)
12/16/2010	Xiaoshan ABC	Great Shengda	SD Group	$4.2 million	0.05%	16	30% of (x)
3/15/2011	Xiaoshan BOC	Hangzhou Shengming	SD Group	$1.5 million	0.05%	5	50% of (x)

Under each of the above commercial bill acceptance agreement, if the applicant engages in or effects any re-organization, initial public offering, disposal of material assets, change of shareholding structure and other events that may affect its financial status and ability to perform its obligations under the agreement, it shall notify the bank in a timely manner; if any such event materially and adversely affects the applicant’s ability to repay outstanding balances, it must obtain the bank’s consent.

Lines of Credit

The following table sets forth our outstanding lines of credit as of March 31, 2011.

		March 31, 2011 (Unaudited)
Lender	Starting Date	Maturity Date	Facility Amount	Unused Facility
Xiaoshan BOC	September 28, 2010	September,28, 2011	$22,800,000	$12,844,000

The above line of credit is guaranteed by SD Group.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the three months ended March 31, 2011 and 2010, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for the three months ended March 31, 2011.

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

Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of March 31, 2011, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from other customers which individually represent greater than 10% of the total revenues for three months ended March 31, 2011 and 2010.

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

Recently issued accounting pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

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

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On May 1, 2011, the RMB traded at 6.491 RMB to 1.00 U.S. dollar.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our borrowings at March 31, 2011, would decrease income before income tax expense and noncontrolling interest by approximately $0.03 million for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Commodity Prices

We are generally exposed to commodity price swings. Considering the Company’s ability to pass on to customers certain raw material costs through contractual provisions, the market’s ability to accept price increases and the Company’s commodity price exposures under its contract terms, a hypothetical 10% adverse change in the company’s raw material prices could result in an estimated $1.4 million reduction in income before income tax expense and noncontrolling interest for the three months ended March 31, 2011.

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer determined that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.     Risk Factors

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information.

None.

Item 6.     Exhibits.

EXHIBITS.
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

DATED: May 12, 2011

CHINA SHENGDA PACKAGING GROUP INC.

/s/ Thomas Jiayao Wu
Thomas Jiayao Wu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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