Form 10-Q
period 2011-06-30
China Shengda Packaging Group Inc.
filed 2011-08-15
CIK 1421561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-34997

CHINA SHENGDA PACKAGING GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-1559574
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 2 Beitang Road
Xiaoshan Economic and Technological Development Zone
Hangzhou, Zhejiang Province 311215
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 571-82838805
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]       No [ X ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	39,456,311

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information.	13
Item 6.	Exhibits	13

i

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
Contents	Page(s)
Consolidated Balance Sheets	2
Consolidated Statements of Income and Other Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-[*]

CHINA SHENGDA PACKAGING GROUP INC.

_______________________________________

Consolidated Financial Statements

June 30, 2011

_______________________________________

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Consolidated balance sheets	F-3
Consolidated statements of income and comprehensive income	F-4
Consolidated statements of cash flows	F-5
Notes to the consolidated financial statements	F-6 - F-22

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,119,561	$35,581,323
Restricted cash	3,408,312	12,424,230
Accounts and notes receivable, net	35,381,519	31,370,130
Inventories	20,311,207	19,201,776
Prepayments and other receivables	2,346,709	3,510,304
Amount due from related parties	344,653	166,747
Total current assets	85,911,961	102,254,510

Non-current assets
Property, plant and equipment, net	33,874,598	32,690,544
Prepayment for land use right to related party	11,602,500	11,377,500
Customer relationship, net	774,874	989,307
Deferred tax assets	434,918	457,964
Goodwill	171,504	168,178
Total assets	$132,770,355	$147,938,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts and notes payable	$22,215,637	$44,904,679
Amounts due to related parties	162,705	360,358
Accrued expenses and other payables	1,548,681	1,824,539
Taxes payable	2,922,954	2,770,434
Short-term loans	11,911,900	11,680,900
Total current liabilities	38,761,877	61,540,910

Non-current liabilities
Deferred tax liabilities	193,718	247,327

Total liabilities	38,955,595	61,788,237

Commitment and contingencies	-	-
Stockholders’ equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	39,456	39,456
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,551,179	6,551,179
Unappropriated retained earnings	36,791,948	31,078,940
Accumulated other comprehensive income	6,666,934	4,714,948
Total stockholders’ equity	93,814,760	86,149,766
Total liabilities and stockholders’ equity	$132,770,355	$147,938,003

See notes to the consolidated financial statement

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$32,585,321	$33,313,020	$59,511,365	$60,911,671
Cost of goods sold	26,377,850	23,927,120	46,227,594	43,598,999
Gross profit	6,207,471	9,385,900	13,283,771	17,312,672
Operating expenses
Selling expenses	1,149,984	1,154,933	2,282,167	2,193,232
General and administrative expenses	2,616,389	1,559,210	4,819,065	2,465,631
	3,766,373	2,714,143	7,101,232	4,658,863
Other income (expenses)
Interest income	86,877	287,045	211,410	382,794
Interest expense	(161,663)	(133,131)	(329,588)	(285,999)
Subsidy income	283,691	-	706,650	-
	208,905	153,914	588,472	96,795
Income before income tax expense and noncontrolling interest	2,650,003	6,825,671	6,771,011	12,750,604

Income tax expense	381,402	1,670,263	1,058,003	3,034,276
Net income	2,268,601	5,155,408	5,713,008	9,716,328
Less: net income attributable to noncontrolling interest	-	(163,670)	-	(415,279)
Net income attributable to Company’s common stockholders	$2,268,601	$4,991,738	$5,713,008	$9,301,049

Basic and diluted earnings per share	$0.06	$0.16	$0.14	$0.32
Weighted-average number of shares outstanding - basic and diluted	39,456,311	30,789,917	39,456,311	29,194,958

Comprehensive income:
Net income	2,268,601	5,155,408	5,713,008	9,716,328
Foreign currency translation adjustment	1,622,471	189,830	1,951,986	195,123
Comprehensive income	3,891,072	5,345,238	7,664,994	9,911,451
Less: comprehensive income attributable to noncontrolling interest	-	(161,663)	-	(413,581)
	$3,891,072	$5,183,575	$7,664,994	$9,497,870

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$5,713,008	$9,716,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,913,758	1,576,588
Change in operating assets and liabilities:
Restricted cash	9,141,882	2,200,500
Accounts and notes receivable	(3,175,947)	(7,064,875)
Inventories	(720,265)	(6,463,511)
Prepayments and other receivables	1,346,868	(79,545)
Accounts and notes payable	(23,272,261)	3,448,275
Amount due to related party	(374,484)	(2,143,715)
Deferred tax	(26,055)	(15,200)
Accrued expenses and other payables	(307,907)	54,629
Tax payables	96,468	1,404,756
Net cash (used in) provided by operating activities	(9,664,935)	2,634,230

Cash flows from investing activities
Purchase of property, plant and equipment	(2,343,201)	(1,009,383)
Net cash used in investing activities	(2,343,201)	(1,009,383)

Cash flows from financing activities
Net proceeds from private placement	-	4,015,073
Proceeds from short-term loans	14,048,400	5,574,600
Repayment of short-term loans	(14,048,400)	(5,134,500)
Dividend paid to Cheng Loong	-	(127,443)
Net cash flows provided by financing activities	-	4,327,730
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	546,374	76,250
Net changes in cash and cash equivalents	(11,461,762)	6,028,827
Cash and cash equivalents, beginning of period	35,581,323	12,695,444
Cash and cash equivalents, end of period	$24,119,561	$18,724,271

Cash paid during the period for:
Interest paid	$329,588	$285,999
Income taxes paid	$1,918,714	$1,185,722

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of June 30, 2011. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

Shengda Color, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

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

The consolidated interim financial information as of June 30, 2011 and for the three and six-month periods ended June 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Noncontrolling interest represents the ownership interests in a subsidiary that was held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss are attributed to the parent and the noncontrolling interest. If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, amounting to US$3,408,312 and US$12,424,230 as of June 30, 2011 and December 31, 2010, respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2011 and 2010, respectively.

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

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2011 and December 31, 2010.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,551,179 and US$6,551,179, respectively.

As of June 30, 2011, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color and Suzhou AA accounted for approximately 13.7%, 9.2%, 48.2% and 8.8% of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$1,696,724 and US$38,466 for the six months ended June 30, 2011 and 2010, respectively. US$930,114 and US$22,930 were recorded in general and administrative expenses for the three months ended June 30, 2011 and 2010, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$14,439 and US$25,188 for the six months ended June 30, 2011 and 2010, respectively. US$5,697 and US$25,055 was recorded in the selling expenses for three months ended June 30, 2011 and 2010, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$561,657 and US$189,824 for the six months ended June 30, 2011 and 2010, respectively. US$249,668 and US$105,818 for three months ended June 30, 2011 and 2010, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2011 and December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a singlecontinuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Except for the ASUs above, in the first six months ended June 30, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of June 30, 2011 and December 31, 2010, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of Suppliers

There are no purchase from supplier which individually represent greater than 10% of the total purchase for the periods presented.

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Notes receivable	$3,024,191	$2,394,346
Accounts receivable	32,357,328	28,975,784
	$35,381,519	$31,370,130

No allowance for doubtful amounts was provided as of June 30, 2011 and December 31, 2010.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$19,789,532	$17,913,717
Finished goods	521,675	1,288,059
	$20,311,207	$19,201,776

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Prepayments	$2,177,889	$3,258,213
Other receivables	168,820	252,091
	$2,346,709	$3,510,304

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Buildings and improvements	$1,597,417	$1,685,210
Machinery	33,816,462	31,958,021
Office equipment and furnishing	633,002	639,173
Motor vehicles	1,510,086	1,501,318
Construction in progress	8,377,001	7,821,966
	45,933,968	43,605,688
Less: accumulated depreciation	(12,059,370)	(10,915,144)
	$33,874,598	$32,690,544

The Group recorded depreciation expenses of US$1,682,786 and US$1,406,525 for the six months ended June 30, 2011 and 2010 respectively. US$844,214 and US$800,325 for the three months ended June 30, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of June 30, 2011 and December 31, 2010.

7.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,377,500 to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group's business, and its transaction price was determined with reference to market prices.

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

The customer relationship is summarized as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Customer relationship	$2,121,333	$2,080,196
Less: accumulated amortization	(1,346,459)	(1,090,889)
	$774,874	$989,307

Total amortization expenses were US$230,972 and US$170,063 for the six months ended June 30, 2011 and 2010, respectively. US$115,355 and US$84,916 for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of one and a half year, and will be amortized at US$179,337 and US$358,674 in 2011 and 2012, respectively. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of two years and one month, and will be amortized at US$54,661, US$109,321 and US$72,881 in 2011, 2012 and 2013, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	June 30, 2011 (unaudited)			December 31, 2010
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

	5.35%	Jul. 13, 2011	2,784,600	4.860%	Jan. 13, 2011	$2,730,600
	5.35%	Jul. 13, 2011	3,094,000	4.860%	Feb. 03, 2011	3,034,000
Bank of China	Brenchmark lending rate of PBOC	Feb. 15, 2012	3,094,000	4.860%	Feb. 19, 2011	3,034,000
Subtotal			$8,972,600			$8,798,600

Agricultural Bank of China	Brenchmark Lending rate of PBOC	Feb. 15, 2012	2,939,300	4.860%	Feb. 28, 2011	2,882,300
Total			$11,911,900			$11,680,900

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Group, with weighted average balances of US$11,910,600 and US$12,151,650 and weighted average interest rates of 5.443% and 4.707% for the six months ended June 30, 2011 and 2010, respectively, and with weighted average balances of US$11,917,028 and US$11,266,039 and weighted average interest rates of 5.26% and 4.708% for the three months ended June 30, 2011 and 2010, respectively.

The short-term loans borrowed from Bank of China were repaid on maturity.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The following table summarizes the unused lines of credit:

	June 30, 2011 (Unaudited)				December 31, 2010
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	September 28, 2010	September 28, 2011	$23,205,000	$14,232,400	September 28, 2010	September 28, 2011	$22,750,000	$5,612,900
Agricultural Bank of China			-	-	September 16, 2010	March 16, 2011	11,377,500	4,095,900

Total			$23,205,000	$14,232,400			$34,127,500	$9,708,800

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable	$6,188,000	$27,761,100
Accounts payable	16,027,637	17,143,579
	$22,215,637	$44,904,679

The notes payable were issued by the Great Shengda and Shengming to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Advance from customers	$431,611	$308,769
Payroll and welfare payable	513,888	1,011,297
Other payables	318,135	161,640
Accrued expenses	169,883	249,703
Other current liabilities	115,164	93,130
	$1,548,681	$1,824,539

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		June 30,	December 31,
Related parties	Relationship	2011	2010
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$90,711
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	84,247	76,036
Hangzhou New ShengDa Investment Limited	Controlled by the same ultimate stockholders	260,406	-
		$344,653	$166,747
Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	141,080	360,358
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	21,625

		$162,705	$360,358

The amount due from Shuangdeng Paper represents the receivable from Shuangdeng Paper for selling the paper box, and the amount due from New Shengda Investment Limited represents the receivable from it for land lease. They were recorded as “amount due from related party” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase electricity and water from Shuang Ke Da by the Group, and the amount due to Zhejiang Shuangsheng Logistic Company Limited represents the payable for transportation fee. They were recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Significant related party transactions as follows:

		Three months ended June 30,		Six months ended June 30,
Related parties	Relationship	2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease
Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$64,176	$62,316	$128,520	$123,975
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	-	44,424	-	88,380
Shengda Group	Controlled by the same ultimate stockholders	66,573	66,636	133,146	132,570
		$130,749	$173,376	$261,666	$344,925

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$129,755	$-	$310,677	$434,252

Sales to related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$19,609	$-	$19,635	$74,151

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$465,273	$-	$776,983	$451,360

The transactions prices were determined with reference to market prices.

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,355,878 as of June 30, 2011 and December 31, 2010 .

14.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
VAT payable	$1,893,431	$945,432
Income tax payable	947,640	1,776,710
Other taxes payable	81,883	48,292
	$2,922,954	$2,770,434

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the three and six months ended June 30, 2011 and 2010, the Company does not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color and Suzhou AA are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2011 and 2010.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expected enterprise income tax at statutory tax rate	$684,533	$1,803,374	$1,739,115	$3,284,607
Effect of tax holiday	(303,116)	(117,911)	(669,369)	(235,131)
Others	(15)	(15,200)	(11,743)	(15,200)
Effective enterprise income tax	$381,402	$1,670,263	$1,058,003	$3,034,276

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The significant components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$394,448	$1,677,867	$1,084,059	$3,049,476
Deferred tax benefits	(13,046)	(7,604)	(26,056)	(15,200)
Income tax expenses	$381,402	$1,670,263	$1,058,003	$3,034,276

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$434,918	$457,964
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(193,718)	$(247,327)

15.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of June 30, 2011 and December 31, 2010.

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2011	$302,268
2012	538,867
2013 and thereafter	-
Total	$841,135

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of June 30, 2011 and December 31, 2010.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

17.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2011 and 2010, and for the three months ended June 30, 2011 and 2010:

	Six month ended June 30,		Three month ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$5,713,008	$9,301,049	$2,454,208	$4,991,738
Weighted average number of common shares outstanding – basic and diluted	39,456,311	29,194,958	39,456,311	30,789,917

Earnings per share – basic and diluted	$0.14	$0.32	$0.06	$0.16

18.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Shengda Packaging,” “the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its wholly-owned subsidiaries, Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou A&A, but do not include the stockholders of China Shengda Packaging Group Inc.;

  “Evercharm” are to Evercharm Holdings Limited, a BVI company and our direct, wholly owned subsidiary;

  “Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Shengda Color” are to Zhejiang Shengda Color Pre-printing Co. Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  “SD Group” are to Shengda Group Co., Ltd.;

  “BVI” are to the British Virgin Islands;

  “PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;

  “YRD” are to Yangtze River Delta Economic Zone, which includes Shanghai, Zheijiang Province and Jiangsu Province;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards, which are used for the production of our flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer and industrial goods. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. We currently have an annual capacity of 498 million square meters.

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

Recent Developments

The Annual General Meeting (“AGM”) was held on Friday, July 15, 2011 in Hangzhou, Zhejiang Province in China. At the AGM, shareholders re-elected each of the following nominees to the board of directors of the Company for a term that will continue until the next annual meeting of shareholders: Nengbin Fang, Congyi Fang, Yaoquan Zhang, Zhihai Mao and Michael Zhang. Shareholders ratified the appointment of Marcum Bernstein & Pinchuk LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2011. Shareholders adopted, on a non-binding, advisory basis, a resolution approving the compensation of the Company’s named executive officers described under the heading “Executive Compensation” in the Company’s proxy statement.

On July 18, 2011, the Company’s board of directors has approved a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand.

On July 25, 2011, the Company’s wholly-owned subsidiary Great Shengda has launched a new fully-automated production line for five-color flexo printing, slotting and die-cutting. The new line will increase annual production capacity by 30 million square meters for flexo printing, slotting and die-cutting. The new production line features modern equipment that meets international quality and safety standards and is expected to improve efficiency and reduce waste. The new line commenced production in July and is expected to reach its targeted utilization rate of 75% within two months. The new production line currently shares the existing customer base and will assist to fill up the orders in the pipeline in the first few months of operation.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2011:

  Revenues: Revenues decreased $0.7 million, or 2.2%, to $32.6 million for the second quarter of 2011, from $33.3 million for the same period of last year.

  Gross Profit: Gross profit decreased $3.2 million, or 33.9%, to $6.2 million for the second quarter of 2011, from $9.4 million for the same period of last year.

  Net income attributable to Company’s common stockholders: Net income attributed to our stockholders decreased $2.7 million, or 54.5%, to $2.3 million for the second quarter of 2011, from $5.0 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.06 for the second quarter of 2011, compared with $0.16 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010 (unaudited)

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended
	June 30,		$	%
	2011	2010	Change	Change
Revenues	$32,585	$33,313	$(728)	(2.2%	)
Cost of goods sold	26,378	23,927	2,451	10.2%
Gross profit	6,207	9,386	(3,179)	(33.9%	)
Operating expenses
Selling expenses	1,150	1,155	(5)	(0.4%	)
General and administrative expenses	2,616	1,559	1,057	67.8%
Total operating expenses	3,766	2,714	1,052	38.8%
Other income (expenses)
Interest income	87	287	(200)	(69.7%	)
Interest expenses	(162)	(133)	(29)	21.8%
Subsidy income	284	-	284
Total other income	209	154	55	35.7%
Income before income tax expense and noncontrolling	2,650	6,826	(4,176)	(61.2%	)
interest
Income tax expense	381	1,670	(1,289)	(77.2%	)
Net income	2,269	5,155	(2,886)	(56.0%	)
Less: net income attributable to noncontrolling interest	-	(164)	164	(100.0%	)
Net income attributable to Company’s common stockholders	$2,269	$4,992	$(2,723)	(54.5%	)

Revenues. Revenues decreased $0.7 million, or 2.2%, to $32.6 million for the three months ended June 30, 2011, from $33.3 million during the same period of 2010. The decrease was primarily a result of decreased sales volume. The sales volume decreased 6.7 million square meters, or 7.7%, to 80.1 million square meters for the three months ended June 30, 2011, from 86.8 million square meters during the same period of 2010. The decreased sales volume was mainly the result of (i) a reduction in demand from our customers due to challenges resulting from more restrictive financial policies by the People’s Bank of China, or PBOC, which adversely affected the business of many of our customers, and it further decreased our sales due to the decreasing demands from our customers, and (ii) a loss of certain orders due to labor shortages resulting from longer delays in our workforce returning following the Chinese New Year holiday as compared to the same period in 2010. As reported by Chinese media sources, the problem of workers not returning to work was more pronounced in the YRD region this year compared to the prior years.

For the three months ended June 30, 2011, color cartons accounted for 28.6% of our revenues, and flexo cartons accounted for 71.4% of our revenue, compared to 27.7% and 72.3%, respectively, in the same period of 2010. Average per square meter prices for our color cartons and flexo cartons during the three months ended June 30, 2011 were approximately $0.46 and $0.39, respectively, as compared to approximately $0.43 and $0.37, respectively, for the same period of 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 22.2% and 23.9%, respectively, of our revenues in the three months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold comprise raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased $2.5 million, or 10.2%, to $26.4 million for the three months ended June 30, 2011, from $23.9 million in the same period of 2010, even though the sales volume decreased. Average cost of goods sold per square meter during the three months ended June 30, 2011 was approximately $0.33, increased approximately $0.05 as compared to approximately $0.28 for the same period of 2010. This increase was primarily due to the increased cost of raw materials of approximately $0.04 per square meter as compared to the same period last year.

Gross profit. Our gross profit decreased $3.2 million, or 33.9%, to $6.2 million during the three months ended June 30, 2011, from $9.4 million in the same period of 2010. Gross profit from flexo cartons decreased by $2.4 million, or 36.8%, to $4.2 million for the three months ended June 30, 2011, from $6.6 million in the same period of 2010. Gross profit from color cartons decreased by $0.8 million, or 27.0%, to $2.0 million for the three months ended June 30, 2011 from $2.8 million in the same period of 2010. Gross profit as a percentage of revenues was 19.0% during the three months ended June 30, 2011, as compared to 28.2% during the same period of 2010. The sales volume decreased 6.7 million square meters, or 7.7%, to 80.1 million square meters for the three months ended June 30, 2011 from 86.8 million square meters during the same period of 2010. The decrease in our gross profit was due to decreased revenues and increased cost of goods sold.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses remained stable for the three months ended June 30, 2011, compared with the same period of 2010. As a percentage of revenues, selling expenses for the three months ended June 30, 2011 remained stable at 3.5%, compared with the same period of 2010. Freight, as a percentage of revenues, for the three months ended June 30, 2011 increased to 2.3%, from 2.2% in the same period last year.

General and administrative expenses. Our general and administrative expenses comprise research and development, or R&D, expense, salary and benefits for administrative personnel, rental fee, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $1.0 million, or 67.8%, to $2.6 million for the three months ended June 30, 2011, from $1.6 million in the same period of 2010. The increase was mainly attributable to approximately $0.8 million increase of R&D expenses and approximately $ 0.2 million increase of staff cost and office expenses. R&D expenses, which mainly related to the product functionality improvement and cost saving expenses, increased to $0.8 million during the three months ended June 30, 2011, from $0.02 million in the same period of 2010. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2011 increased to 8.0%, as compared to 4.7% for the same period of 2010.

Income before income tax expense and noncontrolling interest. Income before income tax expense and noncontrolling interest decreased $4.2 million, or 61.2%, to $2.6 million for the three months ended June 30, 2011, from $6.8 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues decreased to 8.1% for the three months ended June 30, 2011, as compared to 20.5% in the same period of 2010, as a result of the factors described above.

Income tax expense. Our income tax expense decreased to $0.4 million from $1.7 million during the three months ended June 30, 2011, as compared to the same period of 2010. The decrease in income tax expense was mainly attributable to Great Shengda being subject to the uniform income tax rate of 25% for the period ended June 30, 2010, as compared to 15% for the same period of 2011.

In October 2010, Great Shengda qualified as a National High-Tech Enterprise, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau. Accordingly, under the PRC Enterprise Income Tax Law, or the EIT Law, Great Shengda is eligible for a preferential tax rate of 15% for the calendar years of 2010, 2011 and 2012, as opposed to the uniform income tax rate of 25%. The preferential tax rate of 15% was retroactively effective as of January 1, 2010, and the retroactive effect was accounted for in the fourth quarter of 2010.

Shengda Color and Suzhou AA are each a domestic manufacturing enterprise and are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2010 and 2011.

Hangzhou Shengming is qualified as a foreign-invested manufacturing enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Net income attributable to Company's common stockholders. Our net income attributable to our common stockholders decreased $2.7 million, or 54.5%, to $2.3million during the three months ended June 30, 2011, from $5.0 million in the same period of 2010, as a result of the above factors.

Comparison of Six Months Ended June 30, 2011 and 2010 (unaudited)

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended
	June 30,		$	%
	2011	2010	Change	Change
Revenues	$59,511	$60,912	$(1,401)	(2.3%	)
Cost of goods sold	46,228	43,599	2,629	6.0%
Gross profit	13,283	17,313	(4,030)	(23.3%	)
Operating expenses
Selling expenses	2,282	2,193	89	4.1%
General and administrative expenses	4,819	2,466	2,353	95.4%
Total operating expenses	7,101	4,659	2,442	52.4%
Other income (expenses)
Interest income	211	383	(172)	(44.9%	)
Interest expenses	(330)	(286)	(44)	15.4%
Subsidy income	707	-	707
Total other income	588	97	491	506.2%
Income before income tax expense and noncontrolling interest	6,771	12,751	(5,980)	(46.9%	)
Income tax expense	1,058	3,035	(1,977)	(65.1%	)
Net income	5,713	9,716	(4,003)	(41.2%	)
Less: net income attributable to noncontrolling interest	-	(415)	415	(100.0%	)
Net income attributable to Company’s common stockholders	$5,713	$9,301	$(3,588)	(38.6%	)

Revenues. Revenues decreased $1.4 million, or 2.3%, to $59.5 million for the six months ended June 30, 2011, from $60.9 million during the same period of 2010. The decrease was primarily a result of decreased sales volume. The sales volume decreased 10.8 million square meters, or 6.5%, to 153.7 million square meters for the six months ended June 30, 2011, from 164.5 million square meters during the same period of 2010. The decreased sales volume was mainly the result of (i) a reduction in demand from our customers due to challenges resulting from more restrictive financial policies by PBOC, which adversely affected the business of many of our customers, and it further decreased our sales due to the decreasing demands from our customers, and (ii) a loss of certain orders due to labor shortages resulting from longer delays in our workforce returning following the Chinese New Year holiday as compared to the same period in 2010.

For the six months ended June 30, 2011, color cartons accounted for 27.5% of our revenues, and flexo cartons accounted for 72.5% of our revenue, compared to 26.8% and 73.2%, respectively, in the same period of 2010. Average per square meter prices for our color cartons and flexo cartons during the six months ended June 30, 2011 were approximately $0.44 and $0.37, respectively, as compared to approximately $0.42 and $0.35, respectively, for the same period of 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 23.8% and 25.0%, respectively, of our revenues in the six months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold increased $2.6 million, or 6.0%, to $46.2 million for the six months ended June 30, 2011, from $43.6 million in the same period of 2010, even though the sales volume decreased. Average cost of goods sold per square meter during the six months ended June 30, 2011 was approximately $0.30, increased approximately $0.03 as compared to approximately $0.27 for the same period of 2010. This increase was primarily due to the increased cost of raw materials of approximately $0.03 per square meter as compared to the same period last year.

Gross profit. Our gross profit decreased $4.0 million, or 23.3%, to $13.3 million during the six months ended June 30, 2011, from $17.3 million in the same period of 2010. Gross profit from flexo cartons decreased by $3.1 million, or 25.1%, to $9.3 million for the six months ended June 30, 2011, from $12.4 million in the same period of 2010. Gross profit from color cartons decreased by $0.9 million, or 18.8%, to $4.0 million for the six months ended June 30, 2011, from $4.9 million in the same period of 2010. Gross profit as a percentage of revenues was 22.3% during the six months ended June 30, 2011, as compared to 28.4% during the same period of 2010. The sales volume decreased 10.8 million square meters, or 6.5%, to 153.7 million square meters for the six months ended June 30, 2011 from 164.5 million square meters during the same period of 2010. The decrease in our gross profit was due to decreased revenues and increased cost of goods sold.

Selling expenses. Our selling expenses increased $0.1 million, or 4.1%, to $2.3 million for the six months ended June 30, 2011, from $2.2 million in the same period of 2010. As a percentage of revenues, selling expenses for the six months ended June 30, 2011 increased to 3.8% from 3.6% for the same period of 2010. Freight, as a percentage of revenues, for the six months ended June 30, 2011 increased to 2.6%, from 2.4% in the same period last year.

General and administrative expenses. Our general and administrative expenses increased $2.4 million, or 95.4%, to $4.8 million for the six months ended June 30, 2011, from $2.5 million in the same period of 2010. The increase was mainly attributable to approximately $ 1.7 million increase of R&D expenses and approximately $ 0.5 million increase of staff cost and office expenses. R&D expenses, which mainly related to the product functionality improvement and cost saving expenses, increased to $1.7 million during the six months ended June 30, 2011, from $0.04 million in the same period of 2010. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2011 increased to 8.1%, as compared to 4.0% for the same period of 2010.

Income before income tax expense and noncontrolling interest. Income before income tax expense and noncontrolling interest decreased $6.0 million, or 46.9%, to $6.8 million for the six months ended June 30, 2011, from $12.8 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues decreased to 11.4% for the six months ended June 30, 2011, as compared to 20.9% in the same period of 2010, as a result of the factors described above.

Income tax expense. Our income tax expense decreased to $1.1 million from $3.0 million during the six months ended June 30, 2011, as compared to the same period of 2010. The decrease in income tax expense was mainly attributable to Great Shengda being subject to the uniform income tax rate of 25% for the six months ended 2010, as compared to 15% for the same period of 2011, as discussed above.

Net income attributable to Company's common stockholders. Our net income attributable to our common stockholders decreased $3.6 million, or 38.6%, to $5.7 million during the six months ended June 30, 2011, from $9.3 million in the same period of 2010, as a result of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of June 30, 2011, we had cash and cash equivalents of $24.1 million and restricted cash of $3.4 million. We anticipate that cash on hand, cash generated from our operations and borrowing capacity under our lines of credit will be sufficient to satisfy our obligations. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)
	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(9,665)	$2,634
Net cash used in investing activities	(2,343)	(1,009)
Net cash provided by financing activities	-	4,328
Effect of exchange rate changes on cash and cash equivalents	546	76
Net increase (decrease) in cash and cash equivalents	(11,462)	6,029
Cash and cash equivalents at beginning of the period	35,581	12,695
Cash and cash equivalent at end of the period	$24,119	$18,724

Operating Activities

Net cash used in operating activities was $9.7 million for the six months ended June 30, 2011, as compared to $2.6 million in net cash provided by operating activities for the same period in 2010. This was attributable to our net income of $5.7 million, adjusted by depreciation and amortization expenses of $1.9 million, and a net decrease in cash from working capital items of $17.3 million. The net decrease in working capital items was mainly due to the decrease in our accounts and notes payable of $23.3 million and increase in accounts and notes receivable of $3.2 million, partially offset by the decrease in restricted cash of $9.0 million.

Investing Activities

Net cash used in investing activities was $2.3 million for the six months ended June 30, 2011, as compared to $1.0 million in net cash used in investing activities for the same period in 2010. The increase was attributable to the purchases of property, plant and equipment amounting to $2.3 million during the six months ended June 30, 2011, as compared to $1.1 million during the same period of 2010.

Financing Activities

Net cash provided by financing activities was nil for the six months ended June 30, 2011, as compared to $4.3 million net cash provided by financing activities for the same period in 2010. During the six months ended June 30, 2011, we received proceeds from short-term loans amounting to $14.0 million and repaid short-term loans amounting to $14.0 million.

Short Term Loans

As of June 30, 2011, we were party to several loan agreements, including:

  Loan Agreement, dated January 14, 2011, between Great Shengda, as borrower, and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 18.0 million (approximately $2.7 million) in principal amount. The agreement is for a term of six months. The interest rate is 5.35% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of asset in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restricts the borrower from making dividend distribution if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years. In July 2011, Great Shengda repaid this loan according to the agreed term.

  Loan Agreement, dated January 14, 2011, between Great Shengda, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.0 million) in principal amount. The agreement is for a term of six months. The interest rate is 5.35% per annum, subject to quarterly adjustment based on the interest rates of the People’s Bank of China. The loan agreement contains the same restrictive covenants applicable to the borrower as described above. In July 2011, Great Shengda repaid this loan according to the agreed term.

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

As of June 30, 2011, we were party to a number of commercial bill acceptance agreements, including the following:

				Amount of		# of	Required
Date	Bank	Applicant	Guarantor	Acceptance (x)	Commission	Bills	Deposit
05/13/2011	Xiaoshan BOC	Great Shengda	SD Group	$4.6 million	0.05%	14	50% of (x)
03/15/2011	Xiaoshan BOC	Hangzhou Shengming	SD Group	$1.5 million	0.05%	5	50% of (x)

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

Lines of Credit

The following table sets forth our outstanding lines of credit as of June 30, 2011.

Lender	Starting Date	Maturity Date	Facility Amount	Unused Facility
Xiaoshan BOC	September 28, 2010	September 28, 2011	$23,205,000	$14,232,400

The above line of credit is guaranteed by SD Group.

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2011:

		Payments Due by Period
		Less than				More than
Contractual Obligations	Total	1 year	1-3 years		3-5 years	5 years
Short-term loans(1)	$11,911,900	$11,911,900	$-	$	- $	-
Minimum Lease payments	841,135	568,011	273,124
Future interest payment on short-term loans	245,033	245,033	-		-	-
Total	$12,998,067	$12,724,943	$273,124	$	$

(1)

Under certain short term loan agreements, in the event that we undertake any major mergers, acquisitions or reorganization, the lenders have the right to stop distribution of undistributed portion of the loan and demand accelerated repayment of all or part of the loan together with all accrued interest.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Chinese economy and our industry, and continually maintain effective cost controls in operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “’ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

Except for the ASUs above, in the first six months ended June 30, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On August 9, 2011, the RMB traded at 6.4282RMB to 1.00 U.S. dollar.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our borrowings at June 30, 2011, would decrease income before income tax expense and noncontrolling interest by approximately $0.03 million for the three months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Commodity Prices

We are generally exposed to commodity price swings. Considering our ability to pass on to customers certain raw material costs through contractual provisions, the market’s ability to accept price increases and our commodity price exposures under our contract terms, a hypothetical 10% adverse change in our raw material prices could result in an estimated $2.1 million reduction in income before income tax expense and noncontrolling interest for the three months ended June 30, 2011.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Thomas Jiayao Wu, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based upon, and as of the date of this evaluation, Messrs. Teng and Wu determined that our disclosure controls and procedures were effective to satisfy the objectives for which they are intended as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011

CHINA SHENGDA PACKAGING GROUP INC.

By: /s/ Daliang Teng
        Daliang Teng, Chief Executive Officer
        (Principal Executive Officer)

By: /s/ Thomas Jiayao Wu
        Thomas Jiayao Wu, Chief Financial Officer
       (Principal Financial Officer and Principal
        Accounting Officer)