Form 10-Q
period 2011-09-30
China Shengda Packaging Group Inc.
filed 2011-11-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-2
Consolidated Statements of Income and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 - F-23

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

September 30, 2011

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,397,336	$35,581,323
Restricted cash	5,224,244	12,424,230
Accounts and notes receivable, net	39,884,693	31,370,130
Inventories	18,027,359	19,201,776
Prepayments and other receivables	2,786,421	3,510,304
Amount due from related parties	473,321	166,747
Total current assets	88,793,374	102,254,510

Non-current assets
Property, plant and equipment, net	34,929,659	32,690,544
Prepayment for land use right to related party	11,737,500	11,377,500
Customer relationship, net	665,530	989,307
Deferred tax assets	423,740	457,964
Goodwill	173,499	168,178
Total assets	$136,723,302	$147,938,003

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$24,747,495	$44,904,679
Amounts due to related party	307,201	360,358
Accrued expenses and other payables	1,706,801	1,824,539
Taxes payable	3,213,400	2,770,434
Short-term loans	10,016,000	11,680,900
Total current liabilities	39,990,897	61,540,910

Non-current liabilities
Deferred tax liabilities	166,382	247,327
Total liabilities	40,157,279	61,788,237

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, and 39,456,311 shares issued at September 30, 2011 and December 31, 2010; 38,790,811 and 39,456,311 shares outstanding at September 30, 2011 and December 31, 2010, respectively)	39,456	39,456
Treasury stock, at cost (665,500 shares and nil at September 30, 2011 and December 31, 2010, respectively)	(729,444)	-
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,551,179	6,551,179
Unappropriated retained earnings	39,104,972	31,078,940
Accumulated other comprehensive income	7,731,327	4,714,948
Total equtiy for stockholders of China Shengda Packaging	96,462,733	86,149,766
Noncontrolling interest	103,290	-
Total equity	96,566,023	86,149,766
Total liabilities and equity	$136,723,302	$147,938,003

See notes to the consolidated financial statement

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$33,643,951	$30,946,790	$93,155,316	$91,858,461
Cost of goods sold	27,693,050	22,525,174	73,920,644	66,124,173
Gross profit	5,950,901	8,421,616	19,234,672	25,734,288
Operating expenses
Selling expenses	1,100,302	998,057	3,382,469	3,191,289
General and administrative expenses	2,354,326	1,336,351	7,173,391	3,801,982
	3,454,628	2,334,408	10,555,860	6,993,271
Other income (expenses)
Interest income	89,150	106,967	300,560	489,761
Interest expense	(145,378)	(138,344)	(474,966)	(424,343)
Subsidy income	259,002	-	965,652	-
	202,774	(31,377)	791,246	65,418
Income before income tax expense and noncontrolling interest	2,699,047	6,055,831	9,470,058	18,806,435

Income tax expense	386,023	1,287,793	1,444,026	4,322,069
Net income	2,313,024	4,768,038	8,026,032	14,484,366
Less: net income attributable to noncontrolling interest	-	-	-	(415,279)
Net income attributable to Company’s common stockholders	$2,313,024	$4,768,038	$8,026,032	$14,069,087

Basic and diluted earnings per share	$0.06	$0.15	$0.20	$0.47
Weighted-average number of shares outstanding - basic and diluted	39,347,806	31,456,331	39,419,745	29,948,749

Comprehensive income:
Net income	2,313,024	4,768,038	8,026,032	14,484,366
Foreign currency translation adjustment	1,064,392	806,381	3,016,379	1,001,504
Comprehensive income	3,377,416	5,574,419	11,042,411	15,485,870
Less: comprehensive income attributable to noncontrolling interest	-	-	-	(413,581)
	$3,377,416	$5,574,419	$11,042,411	$15,072,289

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Nine months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$8,026,032	$14,484,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,963,822	2,125,435
Change in operating assets and liabilities:
Restricted cash	7,476,662	(6,620,137)
Accounts and notes receivable	(7,243,674)	(9,292,389)
Inventories	1,754,660	(7,601,164)
Prepayments and other receivables	953,133	(233,474)
Accounts and notes payable	(21,247,121)	11,795,736
Amount due to related party	(360,247)	(2,380,728)
Deferred tax	(39,441)	(24,504)
Accrued expenses and other payables	(172,777)	447,441
Tax payables	349,857	1,268,996
Net cash (used in) provided by operating activities	(7,539,094)	3,969,578

Cash flows from investing activities
Purchase of property, plant and equipment	(3,931,437)	(3,233,551)
Cash paid for acquiring SZAA, net of cash acquired	-	(208,882)
Cash paid for acquiring non-controlling interests	-	(2,978,775)
Net cash used in investing activities	(3,931,437)	(6,421,208)

Cash flows from financing activities
Net proceeds from private placement	-	4,026,020
Proceeds from short-term loans	18,029,700	11,326,700
Repayment of short-term loans	(20,033,000)	(10,885,400)
Dividend paid to Cheng Loong	-	(127,790)
Share purchase	(729,444)	-
Investment from noncontrolling interests	103,290	-
Net cash (used in) provided by financing activities	(2,629,454)	4,339,530
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	915,998	292,906
Net changes in cash and cash equivalents	(13,183,987)	2,180,806
Cash and cash equivalents, beginning of period	35,581,323	12,695,444
Cash and cash equivalents, end of period	$22,397,336	$14,876,250

Cash paid during the period for:
Interest paid	$474,966	$424,399
Income taxes paid	$2,346,838	$2,050,700

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre- printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”), Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”) and Jiangsu Shuangsheng Paper Technology Development CO., Ltd. (“Shuangsheng”). The Company and its subsidiaries are collectively referred to as the “Group”.

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

On July 18, 2011, the Company’s board of directors has approved a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand. During the nine months ended September 30, 2011, the Company has repurchased 665,500 shares at a cost of $729,444.

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39million as of September 30, 2011. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB22 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The consolidated interim financial information as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011, its consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, amounting to US$5,224,244 and US$12,424,230 as of September 30, 2011 and December 31, 2010, respectively.

(f)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for nine months ended September 30, 2011 and 2010, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2011 and December 31, 2010.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,551,179 and US$6,551,179, respectively.

As of September 30, 2011, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately 13.7%, 9.2%, 48.2%, 8.8% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(o)	Treasury Stock

The Group recognizes treasury stock in accordance with ASC Topic 505-30. The Group account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in- capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Consolidated Balance Sheets.

(p)	Revenue recognition

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

(q)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,614,211 and US$300,964 for the nine months ended September 30, 2011 and 2010, respectively. US$901,931 and US$262,498 were recorded in general and administrative expenses for the three months ended September 30, 2011 and 2010, respectively.

(r)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$17,083 and US$38,099 for the nine months ended September 30, 2011 and 2010, respectively. US$2,512 and US$12,911 was recorded in the selling expenses for three months ended September 30, 2011 and 2010, respectively.

(s)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$855,929 and US$329,557 for the nine months ended September 30, 2011 and 2010, respectively. US$294,272 and US$139,733 for three months ended September 30, 2011 and 2010, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(t)	Income taxes

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

(u)	Uncertain tax positions

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2011 and December 31, 2010.

(v)	Earnings per share

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

(w)	Comprehensive income

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

(x)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

(y)	Recently issued accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities; therefore, the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for public entities for annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted; the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This ASU intended to simplify how entities, both public and nonpublic, test goodwill for impairment, permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles- Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments are effective for public entities for annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted; the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Except for the ASUs above, in the first nine months ended September 30, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(z)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of September 30, 2011 and December 31, 2010, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of Suppliers

There are no purchases from supplier which individually represent greater than 10% of the total purchase for the periods presented.

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

Accounts and notes receivable consist of the following:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Notes receivable	$4,917,144	$2,394,346
Accounts receivable	34,967,549	28,975,784
	$39,884,693	$31,370,130

No allowance for doubtful amounts was provided as of September 30, 2011 and December 31, 2010.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$17,265,566	$17,913,717
Finished goods	761,793	1,288,059
	$18,027,359	$19,201,776

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Prepayments	$2,410,861	$3,258,213
Other receivables	375,560	252,091
	$2,786,421	$3,510,304

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Buildings and improvements	$1,974,060	$1,685,210
Machinery	35,379,678	31,958,021
Office equipment and furnishing	723,499	639,173
Motor vehicles	1,527,656	1,501,318
Construction in progress	8,729,879	7,821,966
	48,334,772	43,605,688
Less: accumulated depreciation	(13,405,113)	(10,915,144)
	$34,929,659	$32,690,544

The Group recorded depreciation expenses of US$2,538,608 and US$1,860,983 for the nine months ended September 30, 2011 and 2010 respectively. US$855,822 and US$671,281 for the three months ended September 30, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of September 30, 2011 and December 31, 2010.

The construction in progress is expected to be transferred as fixed assets and commence to depreciate by the end of 2011.

7.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,737,500 to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group’s business, and its transaction price was determined with reference to market prices.

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

The customer relationship is summarized as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Customer relationship	$2,146,016	$2,080,196
Less: accumulated amortization	(1,480,486)	(1,090,889)
	$665,530	$989,307

Total amortization expenses were US$355,081 and US$264,452 for the Nine months ended September 30, 2011 and 2010, respectively. US$124,109 and US$94,389 for the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of one year and three month, and will be amortized at US$90,712 and US$362,848 in 2011 and 2012, respectively. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of one year and ten months, and will be amortized at US$27,648, US$110,594 and US$73,728 in 2011, 2012 and 2013, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	September 30, 2011 (unaudited)			December 31, 2010
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

				4.860%	Jan.13, 2011	$2,730,600
	3.3%	Jun.26, 2012	$3,912,500	4.860%	Feb.03, 2011	3,034,000
Bank of China	Benchmark lending rate of PBOC	Feb.15, 2012	3,130,000	4.860%	Feb.19, 2011	3,034,000

Subtotal			$7,042,500			$8,798,600

Agricultural Bank of China	Benchmark lending rate of PBOC	Feb.15, 2012	2,973,500	4.860%	Feb.28, 2011	2,882,300
Total			$10,016,000			$11,680,900

All of short-term loans were denominated in RMB for working capital purpose and were guaranteed by Shengda Group, with weighted average balances of US$17,516,033 and US$12,031,587 and weighted average interest rates of 5.2865% and 4.786% for the nine months ended September 30, 2011 and 2010, respectively, and with weighted average balances of US$10,773,302 and US$11,612,443 and weighted average interest rates of 5.0443% and 4.822% for the three months ended September30, 2011 and 2010, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The following table summarizes the unused lines of credit:

	September 30, 2011 (unaudited)				December 31, 2010
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
					September 28, 2010	September 28, 2011
Bank of China			-	-			$22,750,000	$5,612,900
Agricultural Bank of China			-	-	September 16, 2010	March 16, 2011	11,377,500	4,095,900

Total			$-	$-			$34,127,500	$9,708,800

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Notes payable	$7,825,000	$27,761,100
Accounts payable	16,922,495	17,143,579
	$24,747,495	$44,904,679

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Advance from customers	$611,246	$308,769
Payroll and welfare payable	519,867	1,011,297
Other payables	384,016	161,640
Accrued expenses	74,520	249,703
Other current liabilities	117,152	93,130
	$1,706,801	$1,824,539

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		September 30,	December 31,
Related parties	Relationship	2011	2010
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$128,090	$90,711
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	69,347	76,036
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	12,448	-
Hangzhou Shengda Group Limited (“Shengda Group”)	Controlled by the same ultimate stockholders	263,436	-
		473,321	$166,747
Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	307,201	360,358

		$307,201	$360,358

The amount due from Shuangdeng Paper and Shengda Xiang Wei represents the receivable from them for selling the paper box, and the amount due from Shengda Group represents the prepayment for land lease. The amount due from Shuangsheng Logistic represents the prepayment for transportation fee. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase electricity and water from Shuang Ke Da by the Group. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Related parties	Relationship	2011	2010	2011	2010
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related party

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$66,027	$61,735	$194,547	$185,710
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	-	44,010	-	132,390
Shengda Group	Controlled by the same ultimate stockholders	66,573	66,015	199,719	198,585
		$132,600	$171,760	$394,266	$516,685

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$184,098	-	$494,775	-

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Sales to related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	180	-	$19,815	-

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$587,621	-	$1,364,604	-

The transactions prices were determined with reference to market prices.

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$49,626,434 and US$ 50,355,878 as of September 30, 2011 and December 31, 2010.

14.	TAXATION

Taxes payable are composed of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
VAT payable	$2,182,967	$945,432
Income tax payable	937,275	1,776,710
Other taxes payable	93,158	48,292
	$3,213,400	$2,770,434

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the three and nine months ended September 30, 2011 and 2010, the Company does not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shuangsheng are subject to income tax at a rate of 25% for calendar years 2011.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$676,092	$1,418,002	$2,415,208	$4,702,609
Effect of tax holiday	(289,962)	(145,784)	(959,332)	(380,915)
Others	(107)	15,575	(11,850)	375
Effective enterprise income tax	$386,023	$1,287,793	$1,444,026	$4,322,069

The significant components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$399,408	$1,297,097	$1,483,467	$4,346,573
Deferred tax benefits	(13,385)	(9,304)	(39,441)	(24,504)
Income tax expenses	$386,023	$1,287,793	$1,444,026	$4,322,069

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$423,740	$457,964
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(166,382)	$(247,327)

15.	COMMITMENTS AND CONTINGENCIES

The Group did not have any significant capital commitment as of September 30, 2011.

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2011	$136,284
2012	545,136
2013 and thereafter	-
Total	$681,420

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of September 30, 2011 and December 31, 2010.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

17.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2011 and 2010, and for the three months ended September 30, 2011 and 2010:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

	Three month ended September 30,		Nine month ended September 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$2,313,024	$4,768,038	$8,026,032	$14,069,087
Weighted average number of common shares outstanding – basic and diluted	39,347,806	31,456,331	39,419,745	29,948,749
Earnings per share – basic and diluted	0.06	0.15	0.20	0.47

18.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Shengda Packaging,” “the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its wholly-owned subsidiaries, Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou A&A and Shuangsheng, but do not include the stockholders of China Shengda Packaging Group Inc.;

  “Evercharm” are to Evercharm Holdings Limited, a BVI company and our direct, wholly-owned subsidiary;

  “Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Shengda Color” are to Zhejiang Shengda Color Pre-:Printing Co., Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company and our indirect, wholly- owned subsidiary;

  “Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company and our indirect, wholly-owned subsidiary;

  “Shuangsheng” are to Jiangsu Shuangsheng Paper Technology Development Co., Ltd., a PRC company and our indirect, majority-owned subsidiary;

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer and industrial goods. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. We currently have an annual capacity of approximately 498 million square meters.

We serve a broad base of reputable customers, including Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Hangzhou Wahaha Group Co., Ltd., Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with, and loyalty from, our customers, many of whom have been with us for several years.

Recent Developments

On September 22, 2011, China Shengda Packaging Group Inc., a Nevada Corporation (the “Company”), incorporated under the laws of the People’s Republic of China a majority-owned subsidiary named Jiangsu Shuangsheng Paper Technology Development Co., Ltd. (“Shuangsheng”). On September 27, 2011, the Company received Shuangsheng’s business license from the local administration of industry and commerce approving Shuangsheng to be engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. Pursuant to the business license, Shuangsheng has registered capital of RMB 88 million (approximately $13.7 million) with actually invested capital of RMB 22 million (approximately $3.4 million).

Shuangsheng was incorporated pursuant to the Company’s plan to build a new paper manufacturing plant with an annual production capacity of 100,000 to 300,000 tons. Such plan was disclosed in our Annual Report on Form 10-K, filed on March 28, 2011.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2011:

  Revenues: Revenues increased $2.7 million, or 8.7%, to $33.6 million, from $30.9 million for the same period of last year.

  Gross Profit: Gross profit decreased $2.5 million, or 29.3%, to $6.0 million, from $8.4 million for the same period of last year.

  Net income attributable to Company’s common stockholders: Net income attributed to our stockholders decreased $2.5 million, or 51.5%, to $2.3 million, from $4.8 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.06, compared with $0.15 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, are in thousands of U.S. dollars)

	Three Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Revenues	$33,644	$30,947	$2,697	8.7%
Cost of goods sold	27,693	22,525	5,168	22.9%
Gross profit	5,951	8,422	(2,471)	(29.3%	)
Operating expenses
Selling expenses	1,101	998	103	10.3%
General and administrative expenses	2,354	1,336	1,018	76.2%
Total operating expenses	3,455	2,334	1,121	48.0%
Other income (expenses)
Interest income	89	107	(18)	(16.8%	)
Interest expenses	(145)	(139)	(6)	4.3%
Subsidy income	259	-	259
Total other income (expenses)	203	(32)	235	(734.4%	)
Income before income tax expense and noncontrolling interest	2,699	6,056	(3,357)	(55.4%	)
Income tax expense	386	1,288	(902)	(70.0%	)
Net income	2,313	4,768	(2,455)	(51.5%	)
Less: net income attributable to noncontrolling interest	-	-	-	-
Net income attributable to Company’s common stockholders	$2,313	$4,768	$(2,455)	(51.5%	)

Revenues. Revenues increased $2.7 million, or 8.7%, to $33.6 million for the three months ended September 30, 2011, from $30.9 million during the same period of 2010. The increase was primarily a result of increased sales volume. The sales volume increased 6.5 million square meters, or 8.0%, to 87.6 million square meters for the three months ended September 30, 2011, from 81.1 million square meters during the same period of 2010. The increased sales volume was mainly the result of greater efforts contributed by our sales team in inducing demand from our customers.

For the three months ended September 30, 2011, color cartons accounted for 28.3% of our revenues and flexo cartons accounted for 71.7% of our revenues, compared to 27.2% and 72.8%, respectively, in the same period of 2010. Average per square meter prices for our color cartons and flexo cartons during the three months ended September 30, 2011 were approximately $0.44 and $0.36, respectively, same as for the same period of 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 24.1% and 26.6%, respectively, of our revenues in the three months ended September 30, 2011.

Cost of goods sold. Our cost of goods sold comprise raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased $5.2 million, or 22.9%, to $27.7 million for the three months ended September 30, 2011, from $22.5 million in the same period of 2010. Average cost of goods sold per square meter during the three months ended September 30, 2011 was approximately $0.32, an increase of approximately $0.04 as compared to approximately $0.28 for the same period of 2010. This increase was primarily due to the increased cost of raw materials of approximately $0.03 per square meter compared to the same period last year. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased $2.5 million, or 29.3%, to $6.0 million during the three months ended September 30, 2011, from $8.4 million in the same period of 2010. Gross profit from flexo cartons decreased by $1.9 million, or 32.6%, to $3.9 million for the three months ended September 30, 2011, from $5.8 million in the same period of 2010. Gross profit from color cartons decreased by $0.6 million, or 23.2%, to $2.0 million for the three months ended September 30, 2011, from $2.6 million in the same period of 2010. Gross profit as a percentage of revenues was 17.7% during the three months ended September 30, 2011, as compared to 27.2% during the same period of 2010. The decrease in our gross profit was mainly due to increased cost of goods sold.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Due to an increase in revenues, our selling expenses increased $0.1 million, or 10.3%, to $1.1 million during the three months ended September 30, 2011, from $1.0 million in the same period of 2010. As a percentage of revenues, selling expenses in the three months ended September 30, 2011 increased to 3.3% from 3.2% for the same period of 2010. Freight, as a percentage of revenues, for the three months ended September 30, 2011 increased to 2.3%, from 2.1% in the same period last year.

General and administrative expenses. Our general and administrative expenses comprise research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased $1.0 million, or 76.2%, to $2.3 million for the three months ended September 30, 2011, from $1.3 million in the same period of 2010. The increase was mainly attributable to an approximately $0.6 million increase of R&D expenses and approximately $0.3 million increase in staff cost and office expenses. R&D expenses, which mainly related to product functionality improvement and cost saving expenses, amounted to $0.9 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2011 increased to 7.0%, as compared to 4.3% for the same period of 2010.

Income before income tax expense and noncontrolling interest. Income before income tax expense and noncontrolling interest decreased $3.4 million, or 55.4%, to $2.7 million for the three months ended September 30, 2011, from $6.1 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues decreased to 8.0% for the three months ended September 30, 2011, as compared to 19.6% in the same period of 2010, as a result of the factors described above.

Income tax expense. Our income tax expense decreased to $0.4 million during the three months ended September 30, 2011, as compared to $1.3 million during the same period of 2010. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest, and Great Shengda being subject to the uniform income tax rate of 25% for the period ended September 30, 2010, as compared to 15% for the same period of 2011.

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

Shuangsheng are subject to income tax at a rate of 25% for calendar year 2011.

Hangzhou Shengming is qualified as a foreign-invested manufacturing enterprise and thus entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011.

Net income attributable to Company’s common stockholders. Our net income attributable to our common stockholders decreased $2.5 million, or 51.5%, to $2.3 million during the three months ended September 30, 2011, from $4.8 million in the same period of 2010, as a result of the above factors.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended
	September 30,		$	%
	2011	2010	Change	Change
Revenues	$93,155 $	91,858	$1,297	1.4%
Cost of goods sold	73,920	66,124	7,796	11.8%
Gross profit	19,235	25,734	(6,499)	(25.3%	)
Operating expenses
Selling expenses	3,383	3,191	192	6.0%
General and administrative expenses	7,173	3,802	3,371	88.7%
Total operating expenses	10,556	6,993	3,563	51.0%
Other income (expenses)
Interest income	301	490	(189)	(38.6%	)
Interest expenses	(475)	(425)	(50)	11.8%
Subsidy income	965	-	965
Total other income (expenses)	791	65	726	1,116.9%
Income before income tax expense and noncontrolling interest	9,470	18,806	(9,336)	(49.6%	)
Income tax expense	1,444	4,322	(2,878)	(66.6%	)
Net income	8,026	14,484	(6,458)	(44.6%	)
Less: net income attributable to noncontrolling interest	-	415	(415)	(100.0%	)
Net income attributable to Company’s common stockholders	$8,026	$14,069	$(6,043)	(43.0%	)

Revenues. Revenues increased $1.3 million, or 1.4%, to $93.2 million for the nine months ended September 30, 2011, from $91.9 million during the same period of 2010. The increase was primarily as a result of the increase in average per square meter prices, partially offset by the decrease in sale volume. The sales volume decreased 4.2 million square meters, or 1.7%, to 241.4 million square meters for the nine months ended September 30, 2011, from 245.6 million square meters during the same period of 2010. The decreased sales volume was mainly the result of (i) a reduction in demand from our customers due to challenges resulting from more restrictive financial policies by PBOC, which adversely affected the business of many of our customers, and (ii) a loss of certain orders due to labor shortages resulting from longer delays in our workforce returning following the Chinese New Year holiday as compared to the same period in 2010.

For the nine months ended September 30, 2011, color cartons accounted for 27.8% of our revenues and flexo cartons accounted for 72.2% of our revenues, compared to 26.9% and 73.1%, respectively, in the same period of 2010. Average per square meter prices for our color cartons and flexo cartons during the nine months ended September 30, 2011 were approximately $0.44 and $0.37, respectively, as compared to approximately $0.43 and $0.36, respectively, for the same period of 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 23.9% and 25.5%, respectively, of our revenues in the nine months ended September 30, 2011.

Cost of goods sold. Our cost of goods sold increased $7.8 million, or 11.8%, to $73.9 million for the nine months ended September 30, 2011, from $66.1 million in the same period of 2010, even though our sales volume decreased. Average cost of goods sold per square meter during the nine months ended September 30, 2011 was approximately $0.31, an increase of approximately $0.04 as compared to approximately $0.27 for the same period of 2010. This increase was primarily due to the increased cost of raw materials of approximately $0.03 per square meter compared to the same period last year. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased $6.5 million, or 25.3%, to $19.2 million during the nine months ended September 30, 2011, from $25.7 million in the same period of 2010. Gross profit from flexo cartons decreased by $5.0 million, or 27.3%, to $13.2 million for the nine months ended September 30, 2011, from $18.2 million in the same period of 2010. Gross profit from color cartons decreased by $1.5 million, or 20.2%, to $6.0 million for the nine months ended September 30, 2011, from $7.5 million in the same period of 2010. Gross profit as a percentage of revenues was 20.6% during the nine months ended September 30, 2011, as compared to 28.0% during the same period of 2010. The decrease in our gross profit was mainly due to increased cost of goods sold.

Selling expenses. Our selling expenses increased $0.2 million, or 6.0%, to $3.4 million for the nine months ended September 30, 2011, from $3.2 million in the same period of 2010. Such increase resulted from the increase of revenues. As a percentage of revenues, selling expenses for the nine months ended September 30, 2011 increased to 3.6% from 3.5% for the same period of 2010. Freight, as a percentage of revenues, for the nine months ended September 30, 2011 increased to 2.5%, from 2.3% in the same period last year.

General and administrative expenses. Our general and administrative expenses increased $3.4 million, or 88.7%, to $7.2 million for the nine months ended September 30, 2011, from $3.8 million in the same period of 2010. The increase was mainly attributable to an approximately $2.3 million increase in R&D expenses and approximately $0.8 million increase of staff cost and office expenses. R&D expenses, which mainly related to product functionality improvement and cost saving expenses, increased to $2.6 million during the nine months ended September 30, 2011, from $0.3 million in the same period of 2010. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2011 increased to 7.7%, as compared to 4.1% for the same period of 2010.

Income before income tax expense and noncontrolling interest. Income before income tax expense and noncontrolling interest decreased $9.3 million, or 49.6%, to $9.5 million for the nine months ended September 30, 2011, from $18.8 million in the same period of 2010. Income before income tax expense and noncontrolling interest as a percentage of our revenues decreased to 10.2% for the nine months ended September 30, 2011, as compared to 20.5% in the same period of 2010, as a result of the factors described above.

Income tax expense. Our income tax expense decreased to $1.4 million during the nine months ended September 30, 2011, as compared to $4.3 million during the same period of 2010. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest, and Great Shengda being subject to the uniform income tax rate of 25% for the nine months ended 2010, as compared to 15% for the same period of 2011, as discussed above.

Net income attributable to Company’s common stockholders. Our net income attributable to our common stockholders decreased $6.0 million, or 43.0%, to $8.0 million during the nine months ended September 30, 2011, from $14.1 million in the same period of 2010, as a result of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of September 30, 2011, we had cash and cash equivalents of $22.4 million and restricted cash of $5.2 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(7,539)	$3,970
Net cash used in investing activities	(3,931)	(6,421)
Net cash provided by (used in) financing activities	(2,630)	4,340
Effect of exchange rate changes on cash and cash equivalents	916	292
Net increase (decrease) in cash and cash equivalents	(13,184)	2,181
Cash and cash equivalents at beginning of the period	35,581	12,695
Cash and cash equivalent at end of the period	$22,397	$14,876

Operating Activities

Net cash used in operating activities was $7.5 million for the nine months ended September 30, 2011, as compared to $4.0 million in net cash provided by operating activities for the same period in 2010. This was attributable to our net income of $8.0 million, adjusted by depreciation and amortization expenses of $3.0 million, and a net decrease in cash from working capital items of $18.5 million. The net decrease in working capital items was mainly due to the decrease in our accounts and notes payable of $21.2 million and increase in accounts and notes receivable of $7.2 million, partially offset by the decrease in restricted cash of $7.5 million. The $21.2 million decrease in our accounts and notes payable is mainly due to the maturity of notes payable during the nine months ended September 30, 2011, amounting to $19.9 million.

Investing Activities

Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2011, as compared to $6.4 million in net cash used in investing activities for the same period in 2010. The $3.9 million net cash used in investing activities during the nine months ended September 30, 2011 was attributable to the purchases of property, plant and equipment.

Financing Activities

Net cash used by financing activities was $2.6 million for the nine months ended September 30, 2011, as compared to $4.3 million net cash provided by financing activities for the same period in 2010. During the nine months ended September 30, 2011, we received proceeds from short-term loans amounting to $18.0 million and repaid short-term loans amounting to $20.0 million. We also purchased shares of our common stock amounting to $0.7 million.

Short Term Loans

As of September 30, 2011, we were party to several loan agreements, including:

  Loan Agreement, dated July 15, 2011, between Great Shengda, as borrower, and Frankfurt Branch of Bank of China, or Frankfurt BOC, pursuant to which Frankfurt BOC provided a loan of RMB 25.0 million (approximately $3.9 million) in principal amount. The agreement’s maturity date is June 26, 2012. The interest rate is 3.3% per annum. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assest in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict the borrower from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated February 17, 2011, between Hangzhou Shengming, as borrower, and Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.1 million) in principal amount. The agreement’s maturity date is February 15, 2012. The interest rate is the benchmark lending rate of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict the borrower from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated February 22, 2011, between Hangzhou Shengming and Xiaoshan Agriculture Bank of China, or Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $3.0 million) in principal amount. The agreement’s maturity date is February 15, 2012. The interest rate is the benchmark lending rate of the People’s Bank of China. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any shareholding change or restructuring from mergers and acquisitions or any other joint venture arrangement, major investment, leasing, pledging or mortgaging the borrower’s assets in each case without obtaining prior approval of the lender. The loan agreement also contains covenants that restrict the borrower from withdrawal of capital, asset transfer, or equity transfer during the term of the loan.

As of September 30, 2011, we were party to a number of commercial bill acceptance agreements, including the following:

				Amount of		# of	Required
Date	Bank	Applicant	Guarantor	Acceptance (x)	Commission	Bills	Deposit
05/13/2011	Xiaoshan BOC	Great Shengda	SD Group	$4.6 million	0.05%	14	50% of (x)
07/15/2011	Xiaoshan BOC	Great Shengda	SD Group	$3.1 million	0.05%	11	50% of (x)

Under each of the above commercial bill acceptance agreements, if the applicant engages in or effects any re-organization, initial public offering, disposal of material assets, change of shareholding structure, or other events that may affect its financial status and ability to perform its obligations under the agreement, it shall notify the bank in a timely manner. If any such event materially and adversely affects the applicant’s ability to repay outstanding balances, it must obtain the bank’s consent.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities; therefore, the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for public entities for annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted; the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This ASU intended to simplify how entities, both public and nonpublic, test goodwill for impairment, permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The amendments are effective for public entities for annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted; the Company currently expects to adopt this standard in the first quarter of 2012. The Company is currently reviewing the effect this new pronouncement will have on the consolidated financial statements.

Except for the ASUs above, in the first nine months ended September 30, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-09, which is not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

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

ITEM 1A.	RISK FACTORS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2011, we purchased shares of our common stock as follows:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number	Average	Part of Publicly-	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased*	per Share	Programs	Programs*
July 1, 2011 through July 31, 2011	—	—	—	—
August 1, 2011 through August 31, 2011	—	—	—	—
September 1, 2011 through September 30, 2011	665,500	$1.0961	665,500	$4,270,555.75
Total/Average	665,500	1.0961	665,500	$4,270,555.75

* On July 18, 2011, the Company’s board of directors approved a share repurchase program for the Company to repurchase up to $5,000,000 of its common stock, subject to market and other conditions. Under the program, the Company may repurchase shares of common stock from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable U.S. federal securities laws. The program is scheduled to expire on July 18, 2012, the first anniversary date, though the program may be extended by the Company. The repurchases will be funded with available cash on hand.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
Ken He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).