Form 10-K
period 2011-12-31
China Shengda Packaging Group Inc.
filed 2012-03-22
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ] No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $25.4 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 38,790,811 shares of the registrant’s common stock outstanding as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SHENGDA PACKAGING GROUP INC.

Annual Report on Form 10-K
Year Ended December 31, 2011

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance; strategic and operational plans; management forecast; economies of scales; litigation; potential and contingent liabilities; management’s plans; taxes; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include general economic conditions; our ability to overcome competition in our industry; the impact that a downturn or negative changes in the industries in which our products are sold could have on our business and profitability; any decrease in the availability, or increase in the cost, of raw materials and energy; our ability to simultaneously fund the implementation of our business plan and invest in new projects; economic, political, regulatory, legal and foreign exchange risks associated with international expansion; loss of key members of our senior management; and unexpected changes to China’s political or economic situation and legal environment. Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this report are discussed in Item 1A. “Risk Factors.”

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its consolidated subsidiaries: Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng;
  “Evercharm” are to Evercharm Holdings Limited, a BVI company;
  “Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company;
  “Shengda Color” are to Zhejiang Shengda Color Pre-:Printing Co., Ltd., a PRC company;
  “Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company;
  “Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company;
  “Shuangsheng” are to Jiangsu Shuangsheng Paper Technology Development Co., Ltd., a PRC company;
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
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States; and
  “PBOC” are to People’s Bank of China.

PART I

ITEM 1.	BUSINESS.

Business Overview

We are a leading paper packaging company in China. Through our wholly-owned subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, we are principally engaged in the design, manufacture and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards, which are used for the production of our flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume in 2011 reached 322 million square meters with an annual production capacity of 545 million square meters in 2011.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our four manufacturing facilities in the provinces of Zhejiang and Jiangsu, we have established a sales network with five customer service centers that can service customers throughout the YRD, which accounted for the majority of our revenues. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

We serve a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of which have been with us for over five years. We have also engaged in strategic alliance relationships with ten customers as their preferred supplier. At the same time, we continue to attract new customers to generate higher demand for our products and increase market penetration. The number of our customers has increased substantially since 2004.

Our senior management has been involved in the paperboards and paper cartons business since 1999, when Zhejiang New Shengda, the company that sold to Great Shengda the assets that form the basis of our operations, was incorporated. We benefit from the industry connections and experience of our senior management, which enable us to develop a strong reputation among our customers and in our industry. Great Shengda was granted the “China Packaging Leading Enterprise Award” by the China Packaging Technology Association (the predecessor of China Packaging Federation), and was named a “Chinese Development and Production Base of Paper Packaging” by the State Economic and Trade Commission and China Packaging Federation. Our Shengda trademark was recognized as a Chinese Well-Known Trademark in 2010 as a result of the market reputation we have built over the years.

Our total revenues for the year ended December 31, 2011 were approximately $124.0 million, a decrease of $6.1 million, or 4.7%, from $130.1 million for the year ended December 31, 2010. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2011 was approximately $9.6 million, a decrease of $9.7 million, or 50.1%, from approximately $19.3 million for the year ended December 31, 2010.

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

On April 8, 2010, we completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Group) Holdings Ltd., or Shengda Holdings, whereby we acquired 100% of the issued and outstanding capital stock of Evercharm in exchange for 27,600,000 shares of our common stock, which constituted 92% of our issued and outstanding shares on a fully-diluted basis immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became our wholly-owned subsidiary and Shengda Holdings became our controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and the Company as the acquired party.

Subsequently on May 10, 2010, Shengda Holdings distributed the shares it received in the reverse acquisition to the family of Nengbin Fang, our Chairman, and certain other individuals. As a result, members of the Fang family own approximately 54.02% of our common stock.

Through our ownership of Evercharm and its principal PRC operating subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, we design, manufacturer and sell paper cartons and offer packaging solutions to principally consumer and industrial goods manufacturing companies in China. Prior to the formation of Great Shengda, Zhejiang New Shengda operated our paper packaging business. Since 1999, the business had been managed under the leadership of Nengbin Fang, Zhejiang New Shengda's then general manager and our current Chairman. In 2004, when Great Shengda was incorporated, Zhejiang New Shengda transferred all of its paper packaging assets to Great Shengda and became a dormant company, and Mr. Fang became the Chairman of Great Shengda to continue to manage the business.

On September 22, 2011, we incorporated Shuangsheng in Jiangsu Province, PRC. On September 27, 2011, we received Shuangsheng’s business license from the local Administration of Industry and Commerce approving Shuangsheng to be engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. Pursuant to the business license, Shuangsheng has registered capital of RMB 88 million (approximately $13.7 million) with actually invested capital of RMB 22 million (approximately $3.4 million).

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

Compared to other countries, current per capita paper packaging consumption in China is very low. According to China Packaging Federation, each person in China consumes on average 55 kg of paper packaging annually, which is one-sixth that of the United States, one-fifth of Japan, a quarter of Europe and half of India. With per capita paper packaging consumption far below other large economies in the world, the Chinese paper packaging industry has considerable potential for sustainable growth. According to S&P Consulting, the production volume of corrugated paper cartons will grow to 39.2 million tons in 2013, and the market demand will grow to 62.6 billion square meters in 2013. According to China Packaging Federation, China is expected to overtake the United States as the largest corrugated paper packaging market by 2013.

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

Other trends in our industry expected to impact our growth include customer migration toward paper as a more environmentally-responsible packaging material than plastic, glass, metal, or wood; government policies designed to encourage domestic consumption of consumer goods; increasing competition for high-quality, low-cost packaging; and greater consolidation among paper packaging suppliers.

Paper Packaging Market in East China

Our subsidiaries are located in the YRD of East China, which is the most affluent region amongst six major regions in China with the highest per capita gross domestic product, or GDP. The YRD consists of three areas, namely Shanghai, Jiangsu Province and Zhejiang Province, all ranked among top five in China in terms of per capita GDP. The high per capita GDP has led to strong purchasing power for various products, which in turn has generated high demand for corrugated cartons within the region.

Our Products

The corrugated paper cartons that we design, manufacture and sell are flexo-printed or color-printed paper boxes. Our corrugated paper cartons are used for a wide variety of products, such as food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, furniture, garments, machinery and other consumer and industrial goods. Our paper cartons are available in a wide range of sizes and strengths depending on the type, weight and size of the products and the manner in which these paper cartons are used. For the year ended December 31, 2011, approximately 72.9% and 27.1% of our sales revenue was generated from sales of our flexo-printed and color-printed boxes, respectively, as compared to approximately 73.5% and 26.5%, respectively, for the year ended December 31, 2010.

The following charts illustrate the sales revenue breakdown by paper carton type and end market for 2011:

Revenue Breakdown by Carton Type
Year Ended December 31, 2011

Revenue Breakdown by End Market
Year Ended December 31, 2011

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

Manufacturing and Production

Manufacturing Facilities

Our production is carried out at Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, all of which are strategically located within the YRD, the PRC manufacturing belt. Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA lease most of their manufacturing facilities which also contain administrative offices. They own all of their equipment and machines.

Great Shengda. Great Shengda's production facilities are located on a land parcel of approximately 112,437 square meters. We had 923 employees at Great Shengda as of December 31, 2011. Great Shengda manufactures paperboards and both flexo-printed and color-printed paper cartons. Great Shengda is equipped with (i) one BHS2800 paperboard production line from BHS, a German manufacturer; (ii) one Taiwan made XieXu 1800 paperboard production line; (iii) nine flexo printing slotters; (iv) two automatic gluing machines; (v) one computer-to-plate (CTP) system; (vi) three multi-color off-set printers; and (vii) five fully-automated machines for flexo printing and mould-cutting. The BHS2800 paperboard production line is among the world's most advanced paperboard production equipment.

Shengda Color. The gross production area of Shengda Color's facility is approximately 30,661 square meters. We had 165 employees at Shengda Color as of December 31, 2011. Shengda Color is equipped with (i) one Taiwan made XieXu 2500 paperboard production line; (ii) one 7-color pre-printing production line; (iii) one automatic die-cutting machine; and (iv) two flexo printing slotters.

Hangzhou Shengming. Hangzhou Shengming's production facilities are located on a land parcel of approximately 47,942 square meters. We had 293 employees at Hangzhou Shengming as of December 31, 2011. Hangzhou Shengming is equipped with (i) one BHS2500 paperboard production line; (ii) five Taiwan made multi-color printing slotters; (iii) one 4-color printing slotter; (iv) one Taiwan made multi-function automatic gluing machine; (v) one Taiwan made multi-function automatic packaging machine; and (vi) one Taiwan made automatic paperboard transmission system.

Suzhou AA. Suzhou AA's production facilities are located on a land parcel of approximately 11,938 square meters. We had 71 employees at Suzhou AA as of December 31, 2011. Suzhou AA is equipped with (i) one Taiwan made 4-color printing slotter; (ii) one 4-color printing slotter; and (iii) two Taiwan made 3-color printing slotters.

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

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2011 and 2010:

		Flexo-Printed	Color-Printed
	Paperboards	Paper Cartons	Paper Cartons
	(square meters)	(square meters)	(square meters)
As of December 31, 2011
Annual Production Capacity(1)	545 million	363 million	182 million
Actual Production Volume	322 million	246 million	76 million
As of December 31, 2010
Annual Production Capacity(1)	498 million	333 million	165 million
Actual Production Volume	345 million	263 million	82 million

(1)	Annual production capacity = (The approximate daily maximum production for paperboards, flexo-printed paper cartons or color-printed paper cartons) x 365 days.

Manufacturing Process

The production process for our paperboards and paper cartons is illustrated below:

Product Design
Pre-Heating and Drying
Corrugating, Compression and Gluing
Combination of Layers of Paper Boards
Heating and Drying
Paper Board Production
Flexo-Printing
Color-Printing (including offset printing, varnishing and gluing)
Flexo-Printed Paper Carton Production
Color-Printed Paper Carton Production
Post-Printing
• Die-cutting; Slitting; Slotting and Scoring
• Folding and Stapling or Gluing

Product Design

After receiving orders from customers, we meet with our customers to understand their products and target consumer market, and then assist them in designing packaging that is suitable for their purposes and that appeals to their consumers.

While our customers typically provide us with their own packaging design and specifications, our production development team and our design team have also designed paper cartons for many of our customers. Our team works closely with our customers to meet their requirements with regard to the structure, function and graphic design.

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

Paper Carton Production

Flexo-printing. Flexography (often abbreviated to flexo) is a printing process that utilizes a flexible relief plate and water based ink. It can be used for printing on almost any type of substrate including plastic, metallic films, cellophane, and paper. It is widely used for printing on the non-porous substrates required for various types of food packaging (it is also well suited for printing large areas of solid color). Our customer's approved artwork is transferred to a flexible plate with a plate making machine. Then the flexible plate is installed into a water-based ink printing machine, and the artwork is directly transferred onto the surface of the corrugated boards from the printing machine.

Color-printing. Offset color printing utilizes oil-based ink to print. The visual effect of color-printed artwork is superior to ink-printed artwork. Artwork pre-approved by customers are either captured on film and transferred onto printing plates, or transferred directly onto printing plates from the computer using the computer-to-plate, or CTP, method. CTP involves the transfer of digital images of artwork from computers directly onto printing plates without the use of film. CTP produces images that are closer to the customers' original artwork and produces cleaner and sharper results and saves time by eliminating the use of film.

Offset printing. Offset printing involves the transfer of ink on paper via a printing plate. The image areas of the printing plates are rendered ink receptive and water repellent, while the non-image areas of the printing plates are rendered water receptive and ink repellent. The printing plates will be mounted onto a cylindrical drum on the printing machine. The printing plates are dampened, first by water rollers then by ink rollers. The image area of the printing plates picks up the ink and water keeps ink out of non-image areas of the printing plates. Each plate transfers its image onto a rubber blanket cylinder, which then transfers the image onto paper.

Lamination and varnishing. Depending on the design specifications and the customer's requirements, the prints may need a layer of lamination or liquid varnishing. This makes the printed artwork water resistant and gives it a glossy appearance.

Gluing. The printing paper (containing the printed artwork) is then glued onto the semi-completed paperboard.

Die-Cutting, slitting, slotting and scoring. Flexo-printed and offset-printed paperboards undergo die-cutting and slitting to produce a pre-folded paper carton in accordance with the paper carton design, and also undergo slotting and scoring to create the fold-lines for folding.

Folding, and stapling or gluing. The pre-folded paper carton is then stapled or glued by the automated stapling and gluing machines to produce semi-folded paper cartons. These finished products are then prepared for delivery.

Raw Materials and Suppliers

Raw Materials

The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium. Raw materials are purchased only from pre-selected suppliers after evaluation by our purchasing, production and quality assurance departments based on stringent selection criteria such as pricing, the quality of raw materials and services, track record, financial condition and market reputation. Our major suppliers are all well-known PRC companies in the paper manufacturing industry with large capacities to satisfy our requirements. In 2011, only a minimal amount of our raw materials was imported.

Suppliers and Supplier Arrangements

Our major suppliers who accounted for 5% or more of our purchases for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
Supplier	2011	2010
Zhejiang Jingxing Paper Group Papermaking Co., Ltd.	<5%	7.3%
Wuxi Rongcheng Paper Co., Ltd.	6.5%	6.8%
Jiangsu Chang Feng Paper Factory	5.9%	7.3%
Jiangsu Lee & Man Paper Manufacturing Co., Ltd.	<5%	8.1%
Zhejiang Rongcheng Paper Co. Ltd.	8.6%	13.3%

The typical term of a supply contract is less than six months. The purchase prices are generally negotiated every month or every two to three months. In some cases, the prices for raw materials per ton may be fixed in the contract. Our suppliers generally allow us 60 to 120 days’ credit.

Our Customers

We have a diversified customer base in a broad range of end markets. In 2011, we had more than 900 customers. Our three largest customers are Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Nongfu Spring Co., Ltd. and Hangzhou Cigarette Company, all of whom are Top 500 Chinese Enterprises. We also have Fortune 500 company clients such as Suzhou Samsung Electrical Co., Ltd., Zhejiang Shell Chemical Engineering Petroleum Co., Ltd. and Hangzhou Zhongcui Foods Co., Ltd., a major sales agent of The Coca-Cola Company. We strive to continually increase and diversify our customer base.

For the periods indicated, our major customers who accounted for 5% or more of our total revenue are as follows:

	Year Ended December 31,
Customer	2011	2010
Suzhou Samsung Electrical Co., Ltd	<5%	5.2%
Hangzhou Cigarette Company	5.5%	<5%
Nongfu Spring Co., Ltd.	5.6%	<5%
Hangzhou Panasonic Home Electrical Appliance Co., Ltd.	5.7%	6.6%

We generally provide customized products to our customers, so we negotiate individual contracts with our customers based on their particular requirements. We usually start with a base product price for the specific product category and quantity, then consider process requirements, technical difficulties, level of competition in the market and specific process required for the particular product to arrive at the final price for a product. We are responsible for delivery, and the transportation cost will be included in the price. We generally allow our customers 60 to 120 days’ credit. For 2011 and 2010, our accounts receivable turnover days were 104 days and 70 days, respectively. See also the discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have also engaged in strategic alliance relationships with ten customers, including our three largest customers, namely, Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Nongfu Spring Co., Ltd. and Hangzhou Cigarette Company. We give our strategic alliance relationship customers priority in fulfilling their orders, and, in exchange, such customers give us priority as a supplier when they place their orders. We also cooperate with these customers in the development of new packaging for their products. We believe that these strategic alliances will strengthen the reliability of our services and help us maintain our key customers.

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

Sales and Marketing

Our sales and marketing department has 52 sales personnel and marketing executives as of December 31, 2011. Our sales and marketing department is responsible for setting sales and marketing strategies and promoting our products.

Our sales and marketing strategies include (1) direct sales and marketing activities, (2) advertisements and publications and (3) participation in trade fairs and exhibitions.

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

Customer Service

Our customer service department was comprised of 35 customer service personnel as of December 31, 2011. The customer service department provides pre-sales services such as sample designs; sales services such as production monitoring to ensure timely delivery of products; and after-sales customer service such as feedback and guidance on product usage. Our after-sales customer service is available to our customers 24 hours a day throughout the year.

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

Research and Development (R&D)

R&D is one of the key factors that has helped us maintain our competitive strengths and leading position in the industry. As of December 31, 2011, our R&D team consisted of 35 experienced professionals, many of whom are certified engineers. Our R&D team includes several key experts who have extensive knowledge about and experience in our industry. In addition to conducting our own research, our R&D department enters into collaborative agreements with reputable academic and research institutions, principally in the YRD, from time to time to carry out specific R&D projects. We have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. Under such R&D collaborative partnerships, these institutions provide technical expertise to complement our existing R&D capabilities, while we provide the necessary funding for the R&D projects. We have ownership of the results of the research and the proprietary rights of the products and technology developed through these collaborative projects. We believe that we will continue to improve our research and development capabilities by leveraging our strong R&D platform and expertise of these institutions. With our in-house R&D capabilities and collaborative programs, we have developed 15 items of technical know-how, patents for all of which have been approved by the Intellectual Property Office of China.

We have expended more effort and resources on R&D activities in recent years. R&D costs amounted to $4,065,733 and $2,645,641 for the years ended December 31, 2011 and 2010, respectively. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality, while lowering production costs. For example, our ongoing research and development projects include waterproof paper cartons with low-temperature endurance and high-strength corrugated paper agglutination technique.

Competition

The packaging market in China is highly fragmented and competitive. There are over 20,000 paperboard manufacturers in China, most of which are relatively small in size. The top ten manufacturers only have an aggregate of less than 10% of the Chinese market.

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

Intellectual Property

Great Shengda owns the trademark for , registered in the PRC (trademark number 1275491). The trademark expires on May 20, 2019, but may be extended.

We believe that our trademark has significant value and is important for marketing and building brand recognition. We are not aware of any third party currently using a trademark similar to our Shengda trademark in the PRC for the same types of products.

We have been granted the following patents, each of which will expire 10 years from the application date:

Patent	Type	Application Date	Issue Date
Foldable water containing paper	Utility model	April 13, 2009	March 31, 2010
Corrugated paper boxes with preservation device	Utility model	April 13, 2009	March 31, 2010
Interior structure for circular packing	Utility model	April 13, 2009	March 31, 2010
Spraying device for hot board of corrugated machine	Utility model	April 13, 2009	March 31, 2010
Paper packing box for textiles	Utility model	April 13, 2009	March 31, 2010
Movable supermarket display shelf	Utility model	April 13, 2009	March 31, 2010
Structure of hand handler on packing box	Utility model	April 13, 2009	March 31, 2010
Paper display shelf	Utility model	April 13, 2009	March 31, 2010
Air abstractor box for corrugated machine	Utility model	April 13, 2009	March 31, 2010
Double-layer paper board with inclined corrugation for tray	Utility model	November 25, 2010	June 8, 2011
Packaging buffer	Utility model	November 25, 2010	August 10, 2011
Double-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Triple-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Corrugated paper board with synclastic corrugation	Utility model	November 25, 2010	August 24, 2011
Strengthened paper board for tray	Utility model	November 25, 2010	August 24, 2011

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

Neither existing environmental and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at our facilities. However, we cannot predict the impact of new or changed laws or regulations on facilities we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental and similar laws.

Regulation

Because our operating subsidiaries are located in the PRC, we are subject to national and local laws of the PRC.

Paper Packaging Industrial Laws and Regulations

We are subject to governmental regulations related to paper printing and packaging industry. The Regulations on the Administration of Printing Industry requires us to obtain a printing license before production. Great Shengda, Hangzhou Shengming and Suzhou AA each possess a printing license for package decoration printing and Shengda Color has a printing license for package decoration printing and printing of other printed matters. The printing licenses held by Great Shengda, Shengda Color and Hangzhou Shengming are valid until December 31, 2012, and the printing license held by Suzhou AA is valid until November 17, 2013, each of which is renewable at expiration by application to the relevant authorities.

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

In addition, the Circular Economy Promotion Law and Law of Promoting Clean Production also apply to our business which requires paper packaging production companies to mitigate environmental pollution by utilizing environmentally friendly raw materials and designs. Where feasible we use recycled paper as raw material. In addition, all of our cartons are recyclable.

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

Regulations on Protection of Intellectual Property Rights

China has adopted legislation governing protection of intellectual property rights, including copyrights, trademarks and patents. China is a signatory to the main international conventions governing protection of intellectual property rights and became a member of the Agreement on the Trade Related Aspects of Intellectual Property Rights upon its accession to the World Trade Organization in December 2001.

Patents

The PRC Patent Law, adopted in 1984 and revised in 1992, 2000 and 2008, respectively, and the Implementing Rules of the PRC Patent Law, promulgated by the State Council in 2001 and revised in 2002 and 2010 respectively, govern and protect the proprietary rights to registered patents. The State Intellectual Property Office, or SIPO, handles patent registration and grants a term of twenty years to inventions and a term of ten years to utility models and designs. The protection to patent rights may be terminated before expiry of the term granted as a result of the failure of the registrant to pay the annual registration fee accordingly. Patent license agreements and transfer agreements must be filed with the SIPO for record.

Foreign Currency Regulations

Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation of our PRC subsidiaries, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the New Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Dividend Distributions

PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends.

Circular 75

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such FIEs to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Employee Stock Option Plans or Incentive Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures on Individual Foreign Exchange, or the Individual Foreign Exchange Regulations, setting forth the requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under the current account and the capital account. In January 2007, SAFE issued the implementation rules for the Individual Foreign Exchange Regulations which, among other things, specified the approval and registration requirement for certain capital account transactions such as a PRC citizen’s participation in employee share ownership and share option plans of overseas listed companies.

Pursuant to the implementation rules of Circular 75 issued by the SAFE on May 29, 2007, employee share ownership plans of SPVs and employee share option plans of SPVs must be filed with the SAFE while applying for the registration for the establishment of the SPVs. After employees exercise their options, they must apply for an amendment to the registration for the SPV with the SAFE.

On March 28, 2007, SAFE promulgated the Operating Procedures on Administration of Foreign Exchange for PRC Individuals’ Participation in Employee Share Ownership Plans and Employee Share Option Plans of Overseas Listed Companies, or the Share Option Rules. Under the Share Option Rules, PRC citizens who are granted incentive stock or stock options by an overseas-listed company according to its employee stock option or stock incentive plan are required to entrust their employers (including the overseas listed companies and the subsidiaries or branch offices of such offshore listed companies in China), or engage other qualified PRC agents, to register with SAFE and complete certain other procedures related to the stock option or stock incentive plan. Foreign exchange income from the sale of stock or dividends distributed by the overseas-listed company must be remitted into China. In addition, the overseas-listed company or its PRC subsidiary or any other qualified PRC agent is required to appoint an asset manager or administrator and a custodian bank, and open foreign currency accounts to handle transactions relating to the stock option or stock incentive plan. As of the date of this report, we have not granted any incentive stock or stock options to our PRC citizen employees, however, if we do so in the future, our PRC citizen employees who are granted restricted stock or stock options will be subject to these rules upon the listing and trading of our common stock.

Our Employees

As of December 31, 2011, we had a total of 1,452 full-time employees. The following table sets forth the number of employees by function:

Department	Number of Employees
Senior Management	8
Sales and Marketing	52
Development Strategies Department	23
Engineering Department	40
Quality Control	82
Human Resources & Administration	8
Accounting	18
Manufacturing Staff	1,221
TOTAL	1,452

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

In addition, companies operating in China must comply with a variety of labor laws, including certain social insurance, housing fund and other staff welfare-oriented payment obligations. While there are existing uncertainties as to the interpretation, implementation and enforcement of such obligations, we believe that we are in material compliance with the relevant PRC laws.

We do not currently pay housing fund for our employees as required under the PRC law. The local Xiaoshan housing fund authority issued a certification to us on July 6, 2010, which certifies that the housing fund system is not fully implemented in Xiaoshan district, that the local Xiaoshan housing fund authority will extend the housing fund system to us in the near future and that the local Xiaoshan housing fund authority will not require retrospect performance of our past obligations in relation to the housing fund. See Item 1A “Risk Factors—Risks Related to Doing Business in China—Our failure to fully comply with PRC labor laws exposes us to potential liability.”

Insurance

We have purchased the following insurance policies: (1) property all-risks insurance in respect of our existing fixed assets and properties under construction, and inventories; and (2) insurance against damage of selected key equipment, such as the BHS2800 paperboard production line and EMBA multi-purpose paper carton flexo-printing production lines. All the policies are effective and the premiums have been paid. These insurance policies are reviewed annually to ensure that the coverage is adequate.

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

Our business has grown and evolved rapidly since our establishment as demonstrated by our growth in revenue from approximately $79.1 million in 2007 to $124.0 million in 2011. Our net income attributable to our common stockholders has grown from approximately $7.9 million in 2007 to $9.6 million in 2011. We may not be able to achieve similar growth in future periods. Therefore, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects in the future. Our ability to achieve satisfactory operating results at higher sales volumes is unproven. In addition, our rapid expansion could significantly strain our resources, management and operational infrastructure, which could impair our ability to meet increased demand for our products and hurt our business results. You should not rely on our past results or our historical rate of growth as an indication of our future performance.

We are vulnerable to shortages in raw paper supply and electricity, and fluctuations in raw paper prices.

The main raw material used in manufacturing our paper cartons is raw paper. The cost of raw paper has historically constituted approximately 65% to 80% of our cost of goods sold. We source our raw paper in China.

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

Sales to our three major customers, Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Nongfu Spring Co., Ltd. and Hangzhou Cigarette Company accounted in aggregate for approximately 16.9% of our revenue for 2011.

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

We attempted to estimate our funding requirements in order to implement our growth plans. Our growth plans include growth through acquisitions. Although the proceeds from our public offering closed in December 2010 should be sufficient for us to implement our near term acquisition strategy, we may require additional capital in order to successfully operate businesses that we acquire.

If the costs of implementing our growth plans, including the cost of operating businesses that we acquire, should exceed these estimates significantly, or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds.

We may raise additional funds by issuing equity, equity-linked securities or debt securities or by borrowing from banks or other resources. We cannot ensure that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on acceptable terms, we will not be able to implement such plans fully. Even if we succeed in obtaining financing, such financing may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders' consent for payment of dividends, or restrict our freedom to operate. See “—Risks Related to Doing Business in China—Covenants in certain loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations.”

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

Covenants in certain loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations.

Great Shengda and Hangzhou Shengming have entered into loan agreements with banks in the PRC which contain various covenants that may limit our discretion in operating the business of our subsidiaries.

Our lenders have rights that include those that:

  restrict us from undertaking any shareholding change or restructuring without obtaining prior approval of the lender;
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

Suzhou AA is in the process of obtaining various approvals, permits and licenses, including, but not limited to, certain environmental approvals and a pollutant discharge permit. We cannot assure you that we will be successful and timely in obtaining such approvals, licenses and permits. Failure to do so may subject us to monetary fines or other penalties, including possible suspension of Suzhou AA's operations.

We depend heavily on qualified personnel, and loss of these personnel could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management and key technical personnel, including our Chairman, Nengbin Fang, and our Chief Executive Officer, Daliang Teng, both of whom have a long history with the Company. Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations. If we lose a key employee, or if a key employee fails to perform in his or her current position, our business could suffer. We must attract, recruit and retain a sizeable workforce of technically competent employees. We face competition for qualified personnel from other companies in our industry and from other organizations. Competition for these individuals could cause us to offer higher compensation and other benefits in order to attract and retain these qualified employees, which could materially and adversely affect our results of operations. In addition, the process of hiring qualified personnel is often lengthy. If our recruitment and retention efforts are unsuccessful in the future, it may be more difficult for us to execute our business strategies.

In addition, if any of these qualified personnel joins a competitor or forms a competing company, we may lose some of our customers. We have entered into confidentiality and non-competition agreements with all of our key personnel. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the PRC legal system, what the court decision will be and the extent to which the court decision could be enforced in China, where all of these key personnel reside and hold most of their assets. See “—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.”

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity. We currently do not have director and officer liability insurance and we may incur substantial sums pursuant to our obligation to indemnify our directors and officers.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. It is possible that resolution of one or more litigation matters could result in losses material to our business, which could have a material adverse effect on our results of operations, financial condition and liquidity. Our bylaws require us to indemnify our current and past directors and officers from reasonable expenses related to the defense of any action arising from their service to our Company, which may be substantial. Such expenditure could have a material adverse effect on our results of operation, financial condition and liquidity. We currently do not have director and officer liability insurance (“D&O insurance”) and the lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers to serve our Company, which could adversely affect our business.

We may be unable to adequately safeguard our intellectual property or we may face claims that may be costly to resolve or that limit our ability to use such intellectual property in the future.

Our business is materially dependent on our intellectual property. Our technical know-how is the result of our research and development efforts, which we believe to be proprietary and unique. We have obtained 15 patents for utility models. We cannot, however, assure you that we will be able to prevent third parties from infringing our intellectual property rights and utilize our patented technology. Further, third parties may assert infringement claims against us with respect to our intellectual property or attempt to invalidate our patents; we cannot assure you that such claims will not be successful. Even if we succeed in establishing or protecting our intellectual property rights, we could incur substantial costs and divert significant management resources in enforcing our right or defending any claims. If any party succeeds in asserting a claim against us relating to a disputed intellectual property, we may need to obtain licenses to continue to use the relevant design or technology. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. Failure to obtain the necessary licenses or other rights could cause our business results to suffer. We rely upon a combination of trade secrets, non-disclosure and other contractual agreements with our employees, as well as limitation of access to and distribution of our intellectual property, in our efforts to protect intellectual property. However, our efforts in this regard may be inadequate to deter misappropriation of our proprietary information or we may be unable to detect unauthorized use and take appropriate steps to enforce our rights. Policing unauthorized use of our intellectual property is difficult, and there can be no assurance that the steps taken by us will be successful. If litigation is necessary to safeguard our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we could incur substantial costs and diversion of our resources, which may have a material adverse effect on our business, financial condition, operating results or future prospects.

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

We manufacture or assemble our products at our facilities in Hangzhou, Zhejiang, China. Our manufacturing operations are complicated and integrated; involving the coordination of raw materials sourced from third parties, internal production processes and external distribution processes. While these operations are modified on a regular basis to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We have also been steadily increasing our production capacity. However, we may not be able to obtain enough resources in time to operate our facilities at the same or higher capacity and to increase our production volume. Any interruptions in our production could result in our inability to produce our products, which would reduce our sales revenue and earnings for the affected period. If there is a stoppage in production at any of our facilities, even if only temporary, or delays in delivery times to our customers, our business and reputation could be severely affected. Any significant delays in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. We currently do not have business interruption insurance to offset these potential losses, delays and risks so a material interruption of our business operations could severely damage our business.

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

We are exposed to credit risks of our customers.

We typically grant our customers credit periods ranging from 60 to 120 days. For 2011 and 2010, our accounts receivable turnover days were 104 days and 70 days, respectively. If any future event derails the economic growth in China or undermines the confidence in or puts further strains on the world financial system, we may have to extend longer credit periods or our customers may become less creditworthy, which may materially adversely affect our financial condition.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Wuxiao Fang, his son, Nengbin Fang, and his daughter, Congyi Fang, together currently own approximately 54.02% of our common stock. As a result, they have significant influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions, while their interest may not always align with the interest of other stockholders. The concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have the operating effectiveness of our internal controls attested to by our independent auditors.

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

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. Although our management believes that our internal control over financial reporting was effective as of December 31, 2011, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct all of our business through our subsidiaries in the PRC. Our subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to FIEs. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations, and rules are not always uniform, and enforcement of these laws, regulations, and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

You may have difficulty enforcing judgments against us.

Most of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 6.5% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that FIEs may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. The Chinese regulatory authorities may impose more stringent restrictions on the convertibility of the RMB.

In addition, the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, issued by SAFE and effective as of August 29, 2008, or Circular 142, regulates the conversion by FIEs of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the relevant government authority and may not be used to make equity investments in PRC, unless specifically provided otherwise. SAFE further strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Any violation of Circular 142 may result in severe penalties, including substantial fines.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

All of our sales are earned by our PRC subsidiaries. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We attempt to comply, and attempt to ensure that our stockholders and beneficial owners of our shares who are subject to Circular 75 comply, with the relevant requirements. Wuxiao Fang, Nengbin Fang and Congyi Fang, who are PRC residents and our stockholders, each has made SAFE 75 filings regarding his or her shareholding in the Company, Evercharm, Shengda Holdings and Wealthcharm Investments Limited with the Zhejiang Provincial Branch of SAFE. However, we completed the acquisition of 25% equity interests in Shengming by Evercharm in 2010. The change of equity investment by Evercharm is yet to be filed to perfect the SAFE 75 filings of Wuxiao Fang, Nengbin Fang and Congyi Fang. We have informed Wuxiao Fang, Nengbin Fang and Congyi Fang to file such change with Zhejiang Provincial Branch of SAFE as soon as practicable.

We have asked our other stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006 and was amended on June 22, 2009. The M&A Rule governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the M&A Rule will require the parties to the transaction to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the M&A Rule is likely to be more time consuming and expensive than in the past, and the government can now exert more control over the combination of two businesses. Accordingly, due to the M&A Rule, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The M&A Rule allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The M&A Rule also prohibits a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The M&A Rule also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the M&A Rule may impede our implementation of our growth strategy.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

The termination and expiration or unavailability of preferential tax treatments once available to us may have a material adverse effect on our operating results.

Prior to January 1, 2008, entities established in China were generally subject to a 30% state and 3% local enterprise income tax rate. However, entities that satisfied certain conditions enjoyed preferential tax treatment. In accordance with PRC Income Tax Law for Enterprises with Foreign Investment and Foreign Enterprises which was effective until December 31, 2007, both Great Shengda and Hangzhou Shengming enjoyed preferential income tax rates. Effective on January 1, 2008, the EIT Law imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatment available under the previous tax laws and regulations. The preferential tax treatment for Foreign Investment and Foreign Enterprise enjoyed by Great Shengda and Hangzhou Shengming ended at the end of 2009 and 2011, respectively. As a result, the tax rate applicable to Hangzhou Shengming will increase from 12.5% to 25% in 2012. The expiration and termination of such preferential tax treatment may have a material adverse effect on our financial conditions and operating results in 2012.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 100,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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
  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and
  allow any vacancy on the Board, however the vacancy occurs, to be filled by the directors.

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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We currently do not have any land use rights. We are currently in the process of acquiring land use rights from Shuangdeng Paper Industrial Company Limited for land of approximately 166,533 square meters in area located in Yancheng City, Jiangsu Province. The land use rights have a term of 50 years expiring in December 2058. We intend to acquire the land use rights for the construction of plants to expand our business. We lease most of the property that we need to operate our business from related parties.

Great Shengda leases 112,437 square meters at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone from Xin Shengda. Our directors, Nengbin Fang and Congyi Fang, are two of the owners of Xin Shengda. The lease term is from January 1, 2010 to December 31, 2012 and the annual rental rate is RMB 1 million (approximately $150,000). Great Shengda leases additional property, also located No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, from Xin Shengda consisting of office buildings and warehouses. The annual rental rate is RMB 650,000 (approximately $97,500).

Shengda Color leases 30,661 square meters from Zhejiang Shuang Ke Da Weaving Co., Ltd.. This property is located at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term is from January 1, 2010 to December 31, 2012 and the annual rental rate is RMB 1.2 million (approximately $180,000). This property consists of the land and the buildings on the land.

Hangzhou Shengming, as lessee, maintains a 47,942 square meter land use right lease with SD Group, as lessor, at Xiang He Qiao Village. The lease term began January 1, 2012 and expires December 31, 2012. The annual rental rate is RMB 1 million (approximately $150,000). Hangzhou Shengming also leases 23,568 square meters, consisting of buildings and a plant, from SD Group at Xiang He Qiao Village under a lease that began January 1, 2012 and ends December 31, 2012. The annual rental rate is RMB 800,000 (approximately $120,000).

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NASDAQ Global Market and trades under the symbol “CPGI.” Our common stock was formerly quoted on the OTC Bulletin Board under the symbol “CPAK.” Prior to our underwritten public offering on December 10, 2010, there had never been an active public market for shares of our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as quoted on the OTC Bulletin Board and NASDAQ. Prior to March 31, 2010, our common stock was not listed on an exchange or otherwise quoted on an automated quotation system and accordingly there is no historical information for such prior time periods.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2011
1st Quarter	$3.99	$2.73
2nd Quarter	3.04	1.10
3rd Quarter	1.47	0.56
4th Quarter	1.13	0.67

Year Ended December 31, 2010
1st Quarter (only for March 31, 2010)	$2.00	$2.00
2nd Quarter	5.99	3.00
3rd Quarter	7.40	1.30
4th Quarter	4.05	3.70

Approximate Number of Holders of Our Common Stock

As of March 15, 2012, there were approximately 47 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividends

Great Shengda declared a dividend distribution to Evercharm in 2008 totaling RMB 45.0 million (approximately $6.6 million). Other than this dividend, we have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends, subject to compliance with Nevada law governing the payment of dividends and any applicable contractual restrictions on payments of dividends. See Item 1A “Risk Factors—Risks Related to Our Business—Our holding company structure may limit the payment of dividends,” “—Risks Related to Our Business—Covenants in certain loan agreements entered into by Great Shengda and Hangzhou Shengming restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations,” “—Risks Related to Doing Business in China—Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business” and Item 1 “Business—Regulation—Dividend Distribution” and for more information regarding restrictions on our payment of dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of December 31, 2011 was approximately 545 million square meters.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our three manufacturing facilities in Hangzhou, Zhejiang Province, we have established a sales network with five customer service centers that can service customers throughout the YRD, which accounted for the majority of our revenues. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

We serve a broad base of reputable customers, including some of the Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of which have been with us for over five years. We have also engaged in strategic alliance relationships with ten customers as their preferred supplier. At the same time, we continue to attract new customers to generate higher demand for our products and increase market penetration. The number of our customers has increased substantially since 2004.

Our total revenues for the year ended December 31, 2011 were approximately $124.0 million, a decrease of $6.1 million, or 4.7%, from $130.1 million for the year ended December 31, 2010. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2011 was approximately $9.6 million, a decrease of $9.7 million, or 50.1%, from approximately $19.3 million for the year ended December 31, 2010.

Significant Events in 2011

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

On July 15, 2011, the Annual General Meeting (“AGM”) was held in Hangzhou, Zhejiang Province in China. At the AGM, shareholders re-elected each of the following nominees to the Board of Directors of the Company for a term that will continue until the next annual meeting of shareholders: Nengbin Fang, Congyi Fang, Yaoquan Zhang, Zhihai Mao and Michael Zhang. Shareholders ratified the appointment of MarcumBP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2011. Shareholders adopted, on a non-binding, advisory basis, a resolution approving the compensation of the Company’s named executive officers described under the heading “Executive Compensation” in the Company’s proxy statement.

On July 18, 2011, the Company’s Board of Directors approved a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand.

On July 25, 2011, the Company’s wholly-owned subsidiary Great Shengda launched a new fully-automated production line for five-color flexo printing, slotting and die-cutting. The new line will increase annual production capacity by 30 million square meters for flexo printing, slotting and die-cutting. The new production line features modern equipment that meets international quality and safety standards and is expected to improve efficiency and reduce waste. The new line commenced production in July 2011. The new production line currently shares the existing customer base and will assist in filling orders in the pipeline in the first few months of operation.

On September 22, 2011, the Company incorporated, under the laws of the PRC, a majority-owned subsidiary named Jiangsu Shuangsheng Paper Technology Development Co., Ltd. (“Shuangsheng”). On September 27, 2011, the Company received Shuangsheng’s business license from the local administration of industry and commerce approving Shuangsheng to be engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. Pursuant to the business license, Shuangsheng has registered capital of RMB 88 million (approximately $13.7 million) with actually invested capital of RMB 22 million (approximately $3.4 million).

Shuangsheng was incorporated pursuant to the Company’s plan to build a new paper manufacturing plant with an annual production capacity of 100,000 to 300,000 tons. Such plan was disclosed in our Annual Report on Form 10-K, filed on March 28, 2011.

The Company repurchased in the open market 665,000 shares of its Common Stock pursuant to its share repurchase program for an aggregate purchase price of $729,444 during 2011.

Executive Overview of Financial Results

Financial Performance Highlights

The following are some financial highlights for the year:

  Revenues: Revenues decreased by $6.1 million, or 4.7%, to $124.0 million for 2011 from $130.1 million for 2010.

  Gross profit: Our gross profit decreased by $10.8 million, or 29.7%, to $25.7 million for 2011 from $36.5 million for 2010. Gross profit as a percentage of revenues was 20.7% for 2011, as compared to 28.1% for 2010.

  Net income applicable to common stockholders: Net income applicable to our common stockholders decreased by $9.7 million, or 50.1%, to $9.6 million for 2011 from $19.3 million for 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.25 for 2011 as compared to $0.63 for 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Rising Consumer Purchasing Power and Growth of the Chinese Economy. Rising consumer purchasing power in China and growth of the Chinese economy in the last few years has translated into an increasing demand for, and sales of, consumer products, such as food products, household electrical appliances and furniture. We believe this increase in demand for consumer products has led, and will continue to lead, to increasing demand for paper packaging products. The World Bank forecasts that China's GDP will grow at an average rate of 8.4% from 2009 to 2014. While the export sector may not achieve growth rates as strong as those experienced in the past decade, we believe consumer spending in China will help keep the Chinese economy buoyant in view of the Chinese government's stated goal of stimulating domestic consumer spending.

  Ability to Maintain High Margin. We have flexibility in pricing our products. We negotiate prices with over 900 customers for their orders based on order size and product requirements. We believe most of our customers are willing to pay us higher prices for our high quality products, timely delivery and strong production capacity that meets their requirements, which we expect will allow us to maintain high profit margins for our products. We also strive to diversify our products and have started to develop high gross margin products such as color-printed carton and pre-printing paper. The trends favoring high-quality and environmentally friendly packaging solutions, as discussed below, also should allow us to maintain our high profit margins.

  Fluctuation in Raw Material Costs. Historically, approximately 70% to 85% of our cost of goods sold has been comprised of raw materials, mainly raw paper. Thus our cost of goods sold is sensitive to the price of raw paper. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. To the extent we are able, we normally pass such cost increase to our customers, but there may be a time lag of about two months. We anticipate that raw paper prices will stabilize throughout 2012.

  Dependence on the YRD Region. The YRD, which includes Xiaoshan, the location of our subsidiaries, is an important manufacturing base in China with a highly developed transportation infrastructure. Given the relatively high cost of transporting paper, our sales have been limited to areas within 300-500 kilometers of our manufacturing facilities. Therefore, most of our customers are in the YRD region and we are dependent on the region's continued economic growth. The YRD accounts for signification portion of China's GDP and China's imports and exports. In August 2007, Xinhua News Agency reported that the region's GDP was forecasted to grow at an annual rate of approximately 11% and reach RMB 16.0 trillion (approximately $2.4 trillion) by 2020. We expect the economy of the YRD to continue to grow throughout 2012, which will provide a favorable macroeconomic environment for our business. We do not believe any of our key customers will relocate out of the region in the foreseeable future.

  Industry Trends. We believe we benefit from a number of favorable trends. According to S&P Consulting, market demand for corrugated paper cartons will grow from 2009 at a CAGR of 14.2% to 62.6 billion square meters in 2013, with China, according to the China Packaging Federation, overtaking the United States as the largest corrugated paper carton market in the world. With environmental concern becoming an increasingly important topic around the world, packaging materials are expected to be energy saving, toxic-free, reusable, degradable and multi-functional. Government mandate as well as consumer preference make paper a more environmentally-friendly substitute for metal, plastic, glass or wood as packaging material. All of the foregoing translates into significant growth potential for the corrugated paper packaging industry in the PRC. Furthermore, as the standard of living rises, consumers are becoming more discerning about product image and presentation. The increased consumer sophistication translates into growing demand for high-quality and aesthetically pleasing packaging. We are well positioned to take advantage of these market trends as we expand our capacity for color-printed cartons.

  Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. We are building a paper manufacturing plant in Jiangsu Province, PRC. If we successfully implement the plan, we should be able to produce some of the raw paper we use and gain new customers in new markets. We intend to leverage Suzhou AA's proximity to some of our major customers, including, among others, Suzhou Samsung Electronics Co. Ltd., to save freight costs and better serve these customers.

Taxation

China Shengda Packaging Group Inc. is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging Group Inc. had no U.S. taxable income for 2011 and 2010, and accumulated earnings from its PRC subsidiaries will be permanently reinvested in the PRC.

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income tax.

In October 2010, Great Shengda qualified as a National High-Tech Enterprise, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010, and the retroactive effect was accounted for in the fourth quarter of 2010. Such status is subject to review by government authorities every three years. We cannot assure that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming was entitled to two years’ exemption followed by three years’ half deduction on its income tax rate from 2007; thus it was exempt from EIT for 2007 and 2008 and was granted a 12.5% EIT rate for 2009, 2010 and 2011.

Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2010 and 2011.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises' stockholder has a tax treaty with China that provides for a different withholding arrangement.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenues.

	Year Ended December 31,		Year Ended December 31,
	2011		2010
		%		%
	Dollars	of Revenues	Dollars	of Revenues
Revenues	$123,950,886	100.0%	$130,089,290	100.0%
Cost of goods sold	98,295,930	79.3%	93,594,547	71.9%
Gross profit	25,654,956	20.7%	36,494,743	28.1%
Operating expenses
Selling expenses	4,675,049	3.8%	4,219,484	3.2%
General and administrative expenses	10,248,426	8.3%	8,770,951	6.7%
Total operating expenses	14,923,475	12.0%	12,990,435	10.0%
Other income (expenses)
Interest income	400,050	0.3%	667,825	0.5%
Interest expense	(609,600)	(0.5)%	(534,736)	(0.4)%
Subsidy income	1,059,423	0.9%	-	-
Other expense	(184,120)	(0.1)%	-	-
Total other income (expenses)	665,753	0.5%	133,089	-
Income before income tax expense and noncontrolling interest	11,397,234	9.2%	23,637,397	18.2%
Income tax expense	1,746,805	1.4%	3,884,189	3.0%
Net income	9,650,429	7.8%	19,753,208	15.2%
Less: net loss (income) attributable to noncontrolling interest	1,287	0.0%	(415,279)	(0.3)%
Net income attributable to common stockholders	$9,651,716	7.8%	$19,337,929	14.9%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues decreased by $6.1 million, or 4.7%, to $124.0 million for the year ended December 31, 2011, from $130.1 million for the year ended December 31, 2010. The decrease was primarily as a result of the decrease in sales volume, partially offset by the increase in average per square meter prices. The sales volume decreased by 23.2 million square meters, or 6.7%, to 321.7 million square meters for the year ended December 31, 2011, from 344.9 million square meters during the year ended December 31, 2010. The decreased sales volume was mainly the result of (i) a reduction in demand from our customers due to challenges resulting from more restrictive financial policies by the PBOC which adversely affected the business of many of our customers, and (ii) a loss of certain orders due to labor shortages resulting from longer delays in our workforce returning following the Chinese New Year holiday as compared to 2010.

For the year ended December 31, 2011, color cartons accounted for 27.1% of our revenues and flexo cartons accounted for 72.9% of our revenues, compared to 26.5% and 73.5%, respectively, in the year ended December 31, 2010. Average per square meter prices for our color cartons and flexo cartons during the year ended December 31, 2011 were approximately $0.44 and $0.37, respectively, as compared to approximately $0.42 and $0.36, respectively, for the year ended December 31, 2010.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 26.1% and 27.4%, respectively, of our revenues in the year ended December 31, 2011.

Cost of goods sold. Our cost of goods sold is comprised raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased by $4.7 million, or 5.0%, to $98.3 million for the year ended December 31, 2011, from $93.6 million for the year ended December 31, 2010, even though our sales volume decreased. Average cost of goods sold per square meter during the year ended December 31, 2011 was approximately $0.30, an increase of approximately $0.03, as compared to approximately $0.27 for the year ended December 31, 2010. This increase was primarily due to the increased cost of raw materials of approximately $0.02 per square meter compared to last year. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $10.8 million, or 29.7%, to $25.7 million for the year ended December 31, 2011, from $36.5 million for the year ended December 31, 2010. Gross profit from flexo cartons decreased by $8.1 million, or 31.1%, to $17.8 million for the year ended December 31, 2011, from $25.9 million for the year ended December 31, 2010. Gross profit from color cartons decreased by $2.7 million, or 26.2%, to $7.9 million for the year ended December 31, 2011, from $10.6 million in the year ended December 31, 2010. Gross profit as a percentage of revenues was 20.7% for the year ended December 31, 2011, as compared to 28.1% for the year ended December 31, 2010. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.5 million, or 10.8%, to $4.7 million for the year ended December 31, 2011, from $4.2 million for the year ended December 31, 2010. Such increase resulted mainly from freight expenses, which increased to $3.3 million, or 3.8% as a percentage of revenues, for the year ended December 31, 2011, from $3.0 million, or 3.2% as a percentage of revenues, for the year ended December 31, 2010. As a percentage of revenues, selling expenses for the year ended December 31, 2011 increased to 3.8% from 3.2% for the year ended December 31, 2010.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $1.5 million, or 16.8%, to $10.2 million for the year ended December 31, 2011, from $8.8 million for the year ended December 31, 2010. The increase was mainly attributable to an approximately $1.4 million increase in R&D expenses. R&D expenses, which mainly related to product functionality improvement and cost saving expenses, increased to $4.0 million during the year ended December 31, 2011, from $2.6 million during the year ended December 31, 2010. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2011 increased to 8.3%, as compared to 6.7% for the year ended December 31, 2010.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in 2011. Such subsidies are recognized as income in the period in which funds were received from the government.

Interest expense. Our interest expenses increased by $0.1 million, or 14.0%, to $0.6 million for the year ended December 31, 2011, from $0.5 million for the year ended December 31, 2010. The increase is mainly attributable to a higher interest rate in 2011 as compared to 2010.

Income tax expense. Our income tax expense decreased to $1.7 million for the year ended December 31, 2011, as compared to $3.9 million for the year ended December 31, 2010. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest, as discussed above.

Net income attributable to Company’s common stockholders. Our net income attributable to our common stockholders decreased by $9.7 million, or 50.1%, to $9.6 million for the year ended December 31, 2011, from $19.3 million for the year ended December 31, 2010, as a result of the cumulative effect of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of December 31, 2011, we had cash and cash equivalents of $19.3 million and restricted cash of $7.9 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Year Ended December 31,
	2011	2010
Net cash (used in) provided by operating activities	$(9,656,841)	$19,976,374
Net cash (used in) investing activities	(9,576,335)	(31,395,366)
Net cash (used in) provided by financing activities	1,880,645	34,010,260
Effect of exchange rate fluctuation on cash and cash equivalents	1,065,297	294,611
Net changes in cash and cash equivalents	(16,287,234)	22,885,879

Operating Activities

Net cash used in operating activities was $9.7 million for the year ended December 31, 2011, as compared to $20.0 million net cash provided by operating activities for the year ended December 31, 2010. This was attributable to our net income of $9.6 million, adjusted by depreciation and amortization expenses of $4.1 million, and a net decrease in cash from working capital items of $23.4 million. The net decrease in working capital items was mainly due to the decrease in our accounts and notes payable of $27.4 million and increase in accounts and notes receivable of $4.1 million, partially offset by the decrease in restricted cash of $5.0 million. The $27.4 million decrease in our accounts and notes payable is mainly due to the decrease of notes payable during the year ended December 31, 2011 amounting to $25.2 million.

Investing Activities

Net cash used in investing activities was $9.6 million for the year ended December 31, 2011, as compared to $31.4 million for the year ended December 31, 2010. The $9.6 million net cash used in investing activities during the year ended December 31, 2011 was attributable to the purchases of property, plant and equipment and prepayment paid for construction in progress.

Financing Activities

Net cash provided by financing activities was $1.9 million for the year ended December 31, 2011, as compared to $34.0 million net cash provided by financing activities for the year ended December 31, 2010. During the year ended December 31, 2011, we received proceeds from borrowings amounting to $34.5 million and repaid loans amounting to $32.1 million. We also purchased shares of our common stock amounting to $0.7 million.

Short Term Loans

As of December 31, 2011, we were party to several loan agreements, including:

  Loan Agreement, dated July 15, 2011, between Great Shengda, as borrower, and Frankfurt Branch of Bank of China, pursuant to which the bank provided a loan of RMB 25.0 million (approximately $3.9 million) in principal amount. The agreement’s maturity date is June 26, 2012. The interest rate is 3.3% per annum. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated February 16, 2011, between Hangzhou Shengming, as borrower, and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.1 million) in principal amount. The agreement’s maturity date is February 16, 2012. The interest rate is the benchmark lending rate of the PBOC. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated February 22, 2011, between Hangzhou Shengming and Xiaoshan Agriculture Bank of China, or Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $3.0 million) in principal amount. The agreement’s maturity date is February 15, 2012. The interest rate is the benchmark lending rate of the PBOC. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any shareholding change or restructuring from mergers and acquisitions or any other joint venture arrangement, major investment, leasing, pledging or mortgaging our assets in each case without obtaining prior approval of the lender. The loan agreement also contains covenants that restrict us from withdrawal of capital, asset transfer, or equity transfer during the term of the loan.

As of December 31, 2011, we were also party to the following commercial bill acceptance agreement:

				Amount of		# of	Required
Date	Bank	Applicant	Guarantor	Acceptance (x)	Commission	Bills	Deposit
07/15/2011	Xiaoshan BOC	Great Shengda	SD Group	$3.1 million	0.05%	11	50% of (x)

Under the above commercial bill acceptance agreement, if the applicant engages in or effects any re-organization, initial public offering, disposal of material assets, change of shareholding structure, or other events that may affect its financial status and ability to perform its obligations under the agreement, it shall notify the bank in a timely manner. If any such event materially and adversely affects the applicant’s ability to repay outstanding balances, it must obtain the bank’s consent.

Long Term Loan

As of December 31, 2011, we were party to that certain Loan Agreement, dated December 28, 2011 (the “Loan Agreement”), between Great Shengda, as borrower, and Tokyo Branch of Bank of China, or Tokyo BOC, pursuant to which Tokyo BOC provided a loan of $4.5 million in principal amount. The Loan Agreement’s maturity date is December 28, 2013. The interest rate is London Interbank Offer Rates (USD) plus 250 basis points, which will be re-priced on June 21 and December 21 each year before the maturity date. The Loan Agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The Loan Agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. All of the following criteria must exist in order for us to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until the products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or we have objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax, or VAT, of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and VAT collected is not recognized as revenue of the Company.

Accounts and Notes Receivable

Accounts receivable are recognized and carried at the original sales amount less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2011 and 2010. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time.

Notes receivable represents bankers' acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers' acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

Income Taxes

We follow ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value Measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related parties. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

We adopted ASC Topic 820 “Fair Value Measurements” on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have not adopted ASC Topic 820 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for an asset or liability required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would be transacted and consider assumptions that market participants would use when pricing the asset or liability.

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

We transact the majority of our business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the PBOC. However, the unification of the exchange rates does not imply that RMB may be readily convertible into dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that company’s present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the year ended December 31, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that, as of December 31, 2011, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011 but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current directors and executive officers.

NAME	AGE	POSITION
Nengbin Fang	42	Chairman of the Board of Directors and President of Great Shengda
Daliang Teng	43	Chief Executive Officer
Ken He	32	Chief Financial Officer
Congyi Fang	34	Director and Vice President and General Manager of Marketing of Great Shengda
Zhihai Mao	36	Independent Director
Michael Zhang	42	Independent Director
Yaoquan Zhang	66	Independent Director

Mr. Nengbin Fang. Mr. Fang became our Chairman on April 8, 2010, the day we consummated our reverse acquisition of Evercharm, and has served as the Chief Executive Officer of our subsidiary Great Shengda since 2005, formulating the business strategies and overseeing the management and operation of Great Shengda. He resigned from his position as the Chief Executive Officer of the Company on April 8, 2010. Concurrently, Mr. Fang also serves as president of Great Shengda and as a director of Evercharm, Wealthcharm, Shengda Holdings, the SD Group, Great Shengda, and our subsidiaries Shengda Color and Hangzhou Shengming. Mr. Fang has more than 20 years of experience in the paper packaging industry. From 1989 to 1999, Mr. Fang was a marketing manager at Xiaoshan Packaging Factory. Mr. Fang joined Zhejiang New Shengda as general manager where he was responsible for the management of that company's day-to-day operations from 1999 until 2004, when New Shengda sold all of its assets to Great Shengda. Mr. Fang has received several prestigious awards such as the "China Prominent Packaging Entrepreneur," on April 20, 2006 from China Packaging Federation, the "Asia Brand Innovation Personality" on September 9, 2008 at the Organizing Committee of Asia Brand Ceremony, and the "Hangzhou Working Model" in April 2010 from the Hangzhou government. Mr. Fang holds a college diploma in business administration from Zhejiang Radio & TV University and a Master's degree in packaging engineering from Zhejiang University. Mr. Fang has also completed post-graduate business administration courses at Tsinghua University.

Mr. Daliang Teng. Mr. Teng became our Chief Executive Officer on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. He is also the General Manager of our subsidiary Great Shengda. He is responsible for overseeing and managing our day-to-day operations as well as implementing our business strategies and policies. He joined Great Shengda in October 2004 as Vice President and General Manager and was responsible for product management, as well as technology and product development. From 1990 to 1995, Mr. Teng was employed by Shaoxing Xinhua Printing Co., Ltd. in various capacities, including as head of technology. In December 1995, Mr. Teng was promoted to vice general manager where he was responsible for production management until December 1998. From 1998 to 2004, Mr. Teng was employed by Zhejiang New Shengda. Mr. Teng holds a Bachelor's degree in engineering, majoring in electronics engineering, from Beijing University of Aeronautics and Astronautics.

Mr. Ken He. Mr. He became our Chief Financial Officer on August 19, 2011. Before joining us, Mr. He was an Investment Director of Wealthcharm Investments Limited, a private investment company, from September 2009. Prior to that, Mr. He spent five years at PricewaterhouseCoopers Australia and China. Having several years of experience in the accounting field, Mr. He is experienced and familiar with Chinese accounting standards, Hong Kong accounting standards, international accounting standards and U.S. GAAP, as well as the differences among them. Mr. He holds a Master’s degree in applied finance from Macquarie University. Mr. He also holds a Certified Public Accountant designation from the Chinese Institute of CPA, a Certified Practicing Accountant designation from the CPA Australia and a Chartered Financial Analyst designation from the CFA Institute.

Ms. Congyi Fang. Ms. Fang became a member of our Board of Directors on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. She is also a director of Wealthcharm and Evercharm. She has been Great Shengda's Vice President and General Manager of Marketing since 2004 and is responsible for sales and marketing. Ms. Fang has 13 years of experience in the packaging industry. From 1999 to 2004, Ms. Fang was employed by Zhejiang New Shengda as vice manager in charge of daily operations.

Mr. Zhihai Mao. Mr. Mao became a member of our Board of Directors on November 16, 2010. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. He has been the Managing Director of Dynamic China Investments Limited since December 2010. From January 2008 to October 2010, Mr. Mao was the Chief Financial Officer of China TransInfo Technology Corp., a company listed on NASDAQ. Since August 2006, Mr. Mao has been a senior auditor at Deloitte & Touche Tohmatsu CPA, Ltd.'s Beijing office. Prior to that, Mr. Mao was a senior auditor at Deloitte & Touche USA LLP from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant at Deloitte Tax LLP. Mr. Mao also was previously employed as a budget analyst at the University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao holds a Master's degree in accounting from the University of North Carolina at Chapel Hill, and holds a Bachelor's degree in Japanese from the University of International Relations at Beijing, China.

Mr. Michael Zhang. Mr. Zhang became a member of our Board of Directors on November 1, 2010. Mr. Zhang has over 16 years of experience in internal and external auditing procedures and risk management. Since February 2012, he has been the Vice President for Beijing KangDe Xin Composite Material Co., Ltd. He was the Vice President and SOX Project Director of A-Power Energy Generation Systems Ltd. from January 2010 to January 2012. He has also served as Executive Director of Beijing Kingstar Consulting Firm Limited since September 2009 and as an independent director of Well-Tech (Changzhou) Electronic Technology Co., Ltd. since May 2009. From August 2007 to May 2009, Mr. Zhang was Executive Director of Business Risk Services with Ernst & Young (China) Advisory Limited. From April 2005 to April 2007, he was the Director of Enterprise Risk Services with Deloitte Touche Tohmatsu CPA Ltd. Mr. Zhang graduated from Northwest University with a Bachelor's Degree in computational mathematics. He received an MBA in finance from Hong Kong Chinese University. Mr. Zhang is designated as a Certified Internal Auditor by the Institute of Internal Auditors.

Mr. Yaoquan Zhang. Mr. Zhang became a member of our Board of Directors on November 1, 2010. Mr. Zhang has more than 20 years of experience in the paper packaging industry. He is currently the Vice President of China Packaging Federation and President of Zhejiang Province Paper Packaging Industry Technology Center. He has held these positions since 2005. Mr. Zhang graduated from Huadong Institute of Technology with a Bachelor's degree.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Securities Purchase Agreement dated April 29, 2010, as amended, we agreed that so long as Envision Capital Partners, the lead investor, holds at least 1/3 of the shares issued to it in the private placement, it shall be entitled to nominate one independent member of our Board of Directors.

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

Qualifications for All Directors

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

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a leading paper packaging company in China listed on the NASDAQ Global Market. Therefore, the Board believes that a diversity of professional experiences in China’s paper packaging industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Nengbin Fang. Mr. Fang’s 20-plus years of experience in the paper packaging industry and his extensive institutional knowledge of the Company and its business are invaluable to our Company. He has also received several prestigious awards from industry associations and local governments and he is well-respected by employees, business partners and government officials within his community. Integrity and modesty are among the several personal attributes that have facilitated Mr. Fang’s leadership success and we believe will continue to do so.

Ms. Congyi Fang. Ms. Fang’s 13 years of experience in the packaging industry and her extensive institutional knowledge of the Company and its business are invaluable to our Company. Her professional knowledge of the industry and her hands-on experience enable her to facilitate effective management and communication, which we believe is very important.

Mr. Zhihai Mao. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. Mr. Mao’s experience as an executive officer of a listed company and familiarity with management compensation considerations makes him a suitable compensation committee chairman.

Mr. Michael Zhang. Mr. Zhang’s 15 years of experience in auditing procedures and risk management, his designation as a Certified Internal Auditor by the Institute of Internal Auditors and his work experience with auditing firms affiliated with two of the “big four” auditing firms in the United States, Ernst & Young LLP and Deloitte & Touche, will help us comply with the requirements of the Sarbanes-Oxley Act of 2002 and with our other financial reporting requirements. Mr. Zhang possesses extensive knowledge of accounting and financial reporting procedures and he is qualified, as determined by the Board, as an audit committee financial expert as defined in Item 407 of Regulation S-K.

Mr. Yaoquan Zhang. Mr. Zhang’s more than 20 years of experience in the paper packaging industry will be invaluable to our Company in its business, operations and future plans for growth. His knowledge and experience will provide direction and advice that few others in the Chinese paper packaging industry could provide.

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

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011.

During fiscal year 2011, a Form 4 was filed late to report transactions by Mr. Nengbin Fang, our Chairman, due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on November 2, 2010. The code of ethics is available on our website at www.cnpti.com. Amendments to, or waivers from, a provision of the code of ethics that applies to our directors, executive officers or employees will be posted to our website within four business days following the date of such amendment or waiver.

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of five members: Mr. Nengbin Fang, Ms. Congyi Fang, Mr. Zhihai Mao, Mr. Michael Zhang and Mr. Yaoquan Zhang. Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang are “independent” directors, within the meaning of the NASDAQ Marketplace Rules. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each of the Audit Committee, Compensation Committee and Governance and Nominating Committee are comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees which are available on the corporate governance page of our website at www.cnpti.com.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members: Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for Audit Committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Mr. Michael Zhang serves as Chair of the Audit Committee.

The Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, oversees our financial reporting process on behalf of the Board of Directors. The Audit Committee's responsibilities include the following functions:

  approving and retaining the independent auditors to conduct the annual audit of our books and records;
  reviewing the proposed scope and results of the audit;
  reviewing and pre-approving the independent auditors' audit and non-audited services rendered;
  approving the audit fees to be paid;
  reviewing accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
  reviewing and approving transactions between us and our directors, officers and affiliates;
  recognizing and preventing prohibited non-audit services; and
  meeting separately and periodically with management and our internal auditor and independent auditors.

Our Board of Directors has determined that Mr. Michael Zhang is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members: Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Mao serves as Chair of the Compensation Committee.

The Compensation Committee is responsible for making recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. The Compensation Committee’s responsibilities include the following functions:

  reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers;
  evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations;
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

Management will play a role in the compensation-setting process. The most significant aspects of management's role include evaluating employee performance, establishing business performance targets and objectives and recommending salary levels and any equity awards. The Chief Executive Officer will work with the Compensation Committee to provide background information regarding the Company's strategic objectives, his evaluation of the performance of the senior executive officers and compensation recommendations as to senior executive officers (other than himself). Although our Chief Executive Officer may recommend to the Compensation Committee the compensation package and awards to our executive officers, the Compensation Committee will approve the compensation packages.

The Compensation Committee may retain a compensation consultant from time to time to assist the Compensation Committee in researching and evaluating executive officer and director compensation and compensation programs. The Company did not engage any independent compensation consultants in 2011.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members: Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Yaoquan Zhang serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee is responsible for identifying potential candidates to serve on our Board of Directors and its committees. The Governance and Nominating Committee’s responsibilities include the following functions:

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

The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors during the fiscal year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. Except as noted below, no other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daliang Teng, Chief Executive Officer (1)	2011	100,000	-	-	100,000
	2010	8,521	29,588	-	38,109

(1)

Mr. Teng became our Chief Executive Officer and President on the effective date of the reverse acquisition of Evercharm in April 2010. Prior to the effective date of the reverse acquisition, Mr. Teng served at Evercharm’s wholly owned subsidiary Great Shengda as its General Manager. The compensation shown in this table includes the amount Mr. Teng received from Great Shengda prior to the consummation of the reverse acquisition.

Agreements with Executive Officers

All of our employees, including Mr. Daliang Teng, our Chief Executive Officer, Mr. Nengbin Fang, President of Great Shengda, Ms. Congyi Fang, Vice President and General Manager of Marketing of Great Shengda, and Mr. Ken He, our Chief Financial Officer, have executed our standard employment agreement. The employment agreements with Messrs. Teng, Fang and Ms. Fang do not provide for an annual salary; however, for 2011, our Board of Directors established an annual salary of $100,000 for Mr. Teng, annual salary of RMB 60,000 (approximately $8,876) and cash bonus of RMB 250,000 (approximately $36,985) for Mr. Fang, and annual salary of $80,000 for Ms. Fang. On August 19, 2011, the Company and Mr. He entered into an employment agreement which is effective as of August 19, 2011. Mr. He’s employment agreement provides him a salary of $8,000 per month. Our employment agreements do not provide for the term of employment, thus the parties can terminate such agreements in accordance with PRC labor laws. We expect our compensation committee will review all of our executive officers' compensation and make any adjustments it deems necessary and appropriate and may recommend new employment agreements with the executive officers.

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Zhihai Mao	27,882	-	27,882
Michael Zhang	20,000	-	20,000
Yaoquan Zhang	15,490	-	15,490

Our independent directors, Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang, each entered into independent director agreements dated as of November 16, 2010, November 1, 2010 and November 1, 2010, respectively. Pursuant to such agreements, Messrs. Mao, M. Zhang and Y. Zhang will be entitled to RMB 180,000 (approximately $27,882), $20,000 (or the RMB equivalent) and RMB 100,000 (approximately $15,490), respectively, as an annual director fee, which will be payable monthly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2012 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, Zhejiang Province, People's Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Nengbin Fang	Chairman of the Board	Common Stock	5,206,308	13.42%
Daliang Teng	Chief Executive Officer	Common Stock	150,000	*
Ken He	Chief Financial Officer	Common Stock	0	*
Congyi Fang	Director	Common Stock	4,200,000	10.83%
Zhihai Mao	Director	Common Stock	0	*
Michael Zhang	Director	Common Stock	0	*
Yaoquan Zhang	Director	Common Stock	0	*
All officers and directors as a group (7 persons)		Common Stock	9,556,308	24.64%
5% Security Holders
Wuxiao Fang(3)		Common Stock	11,550,000	29.78%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 38,790,811 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 15, 2012.

(3)

Wuxiao Fang is the father of Nengbin Fang, our Chairman, and also serves as a consultant, for no compensation, to our company. Mr. Fang has approximately 28 years experience in the paper packaging industry and has been appointed as the vice chairman of the China Packaging Federation. He provides consulting services on our overall business strategies and policies.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2011 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

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

  On January 1, 2011, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2011 to December 31, 2011. The annual rental rate was RMB 1 million (approximately $150,000).

  On January 1, 2011, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2011 to December 31, 2011 and the annual rental rate was RMB 800,000 (approximately $120,000).

  On January 12, 2011, SD Group entered into a maximum debt guarantee contract with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan BOC. The maximum guaranteed amount is RMB 50.0 million (approximately $7.9 million) for any loans borrowed by Shengming from the bank from January 12, 2011 to January 12, 2012.

  On January 12, 2011, SD Group entered into a maximum debt guarantee contract with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan BOC. The maximum guaranteed amount is RMB 80.0 million (approximately $12.6 million) for any loans borrowed by Great Shengda from the bank from January 12, 2011 to January 12, 2012.

  On February 16, 2011, Hangzhou Shengming entered into a loan agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.1 million) in principal amount. SD Group guaranteed the loan.

  On February 22, 2011, Hangzhou Shengming entered into a loan agreement with Xiaoshan ABC, pursuant to which Xiaoshan ABC provided a loan of RMB 19.0 million (approximately $3.0 million) in principal amount. SD Group guaranteed the loan.

  On February 22, 2011, SD Group entered into a maximum debt guarantee contract with Xiaoshan ABC under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan ABC. The maximum guaranteed amount is RMB 30.0 million (approximately $9.4 million) for any loans borrowed by Hangzhou Shengming from the bank from February 22, 2011 to February 22, 2012.

  On March 7, 2011, we signed a Letter of Intent to purchase the land use rights for a 166,533 square meter plot of land in Yancheng City, Jiangsu Province, China for $11.4 million in order to build a paper manufacturing plant. The seller of the land use rights for the plot of land in Yancheng City is Shengda Group Jiangsu Shuangdeng Paper Industry Co., Ltd., a subsidiary of SD Group.

  On July 15, 2011, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan BOC, pursuant to which Xiaoshan BOC provided 11 commercial bills with a total amount of RMB 20.0 million (approximately $3.1 million). SD Group guaranteed the bills.

  On January 1, 2012, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term is from January 1, 2012 to December 31, 2012. The annual rental rate is RMB 1 million (approximately $150,000).

  On January 1, 2012, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term is from January 1, 2012 to December 31, 2012 and the annual rental rate is RMB 800,000 (approximately $120,000).

Other than as set forth above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang serves on our board as an “independent” director as defined by the applicable rules of the SEC and the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$243,970	$131,234
Audit-Related Fees	-	-
Tax Fees	7,500	5,816
All Other Fees	-	14,794
TOTAL	$251,470	$151,844

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Marcum Bernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2011.

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

Date: March 22, 2012

CHINA SHENGDA PACKAGING GROUP INC.

By:	/s/ Daliang Teng
Daliang Teng
Chief Executive Officer

By:	/s/ Ken He
Ken He
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	March 22, 2012
Daliang Teng	(Principal Executive Officer)

/s/ Ken He	Chief Financial Officer	March 22, 2012
Ken He	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	March 22, 2012
Nengbin Fang

/s/ Congyi Fang	Director	March 22, 2012
Congyi Fang

/s/ Zhihai Mao	Director	March 22, 2012
Zhihai Mao

/s/ Michael Zhang	Director	March 22, 2012
Michael Zhang

/s/ Yaoquan Zhang	Director	March 22, 2012
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

December 31, 2011 and 2010

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of
China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheet of China Shengda Packaging Group Inc., and Subsidiaries (together the “Group”) as of December 31, 2010 and the related consolidated statements of income and comprehensive income, changes in equity, and cash flows (together the “consolidated financial statements”) for the year then ended. The Group’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
March 28, 2011

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of
China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheet of China Shengda Packaging Group Inc. and Subsidiaries (the “Group”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Group as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum Bernstein & Pinchuk LLP

New York, New York
March 22, 2012

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York 10001 • Phone 646.442.4845 • Fax 646.349.5200 • marcumbp.com

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
ASSETS	2011	2010
Current assets
Cash and cash equivalents	$19,294,089	$35,581,323
Restricted cash	7,851,387	12,424,230
Accounts and notes receivable, net	36,835,095	31,370,130
Inventories	19,449,954	19,201,776
Prepayments and other receivables	929,126	3,510,304
Amount due from related parties	133,608	166,747
Total current assets	84,493,259	102,254,510

Non-current assets
Property, plant and equipment, net	34,573,246	32,690,544
Prepayment for land use right to related party	11,805,000	11,377,500
Prepayment for construction in progress	5,424,412	-
Customer relationships, net	550,316	989,307
Deferred tax assets	409,845	457,964
Goodwill	174,497	168,178
Total assets	$137,430,575	$147,938,003

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$18,750,719	$44,904,679
Amounts due to related party	137,689	360,358
Accrued expenses and other payables	1,651,283	1,824,539
Taxes payable	3,358,902	2,770,434
Short-term loans	10,073,600	11,680,900
Total current liabilities	33,972,193	61,540,910

Non-current liabilities
Long-term loans	4,500,000	-
Deferred tax liabilities	137,579	247,327
Total liabilities	38,609,772	61,788,237

Commitment and contingencies	-	-
Equity
Stockholders’ equity

Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued at December 31, 2011 and 2010, 38,790,811 and 39,456,311 outstanding at December 31, 2011 and 2010, respectively)	39,456	39,456
Treasury stock (665,500 shares and nil at December 31, 2011 and 2010, respectively)	(729,444)	-
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,843,616	6,551,179
Unappropriated retained earnings	40,438,219	31,078,940
Accumulated other comprehensive income	8,258,441	4,714,948
Total equtiy for stockholders of China Shengda Packaging	98,615,531	86,149,766
Noncontrolling interest	205,272	-
Total equity	98,820,803	86,149,766
Total liabilities and equity	$137,430,575	$147,938,003

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Years ended December 31,
	2011	2010

Revenues	$123,950,886	$130,089,290
Cost of goods sold	98,295,930	93,594,547
Gross profit	25,654,956	36,494,743
Operating expenses
Selling expenses	4,675,049	4,219,484
General and administrative expenses	10,248,426	8,770,951
	14,923,475	12,990,435
Other income (expenses)
Interest income	400,050	667,825
Interest expense	(609,600)	(534,736)
Subsidy income	1,059,423	-
Other expense	(184,120)	-
	665,753	133,089

Income before income tax expense and noncontrolling interest	11,397,234	23,637,397

Income tax expense	1,746,805	3,884,189
Net income	9,650,429	19,753,208
Less: net loss (income) attributable to noncontrolling interest	1,287	(415,279)
Net income attributable to Company’s common stockholders	$9,651,716	$19,337,929

Basic and diluted earnings per share	$0.25	$0.63
Weighted-average number of shares outstanding - basic and diluted	39,261,219	30,721,788

Comprehensive income:
Net income	$9,650,429	$19,753,208
Foreign currency translation adjustment	3,543,472	1,727,149
Comprehensive income	13, 193,901	21,480,357
Less: comprehensive loss ( income) attributable to noncontrolling interest	1,308	(416,977)
Net comprehensive income attributable to the Company’s common stockholders	$13,195,209	$21,063,380

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

	Total equity	Shares	Common stock Amount	Treasury stock	Additional paid-in capital	Appropriated retained earnings	Unappropriated retained earnings	Accumulated other comprehensive income	Noncontrolling interest
Balance as of January 1, 2010	$34,101,193	27,600,000	$27,600	–	$9,047,506	$5,560,724	$12,731,466	$2,989,496	$3,744,401

Net income	19,753,208	–	–	–	–	–	19,337,929	–	415,279

Reverse acquisition between China Shengda Packaging and Evercharm	2,400	2,400,000	2,400	–	–	–	–	–	–

Net proceeds from private placement	4,016,535	1,456,311	1,456	–	4,015,079	–	–	–	–

Net proceeds from public offering	29,676,723	8,000,000	8,000	–	29,668,723	–	–	–	–

Acquisition of non controlling interests	(3,000,000)	–	–	–	1,033,935	–	–	–	(4,033,935)

Transfer to statutory reserves	–	–	–	–	–	990,455	(990,455)	–	–

Dividend distribution	(127,443)	–	–	–	–	–	–	–	(127,443)

Foreign currency translation	1,727,150	–	–	–	–	–	–	1,725,452	1,698
Balance as of December 31, 2010	$86,149,766	39,456,311	$39,456	$–	$43,765,243	$6,551,179	$31,078,940	$4,714,948	$–
Net income	9,650,429	–	–	–	–	–	9,651,716	–	(1,287)

Common stock repurchase (Note 1 & 18)	(729,444)	–	–	(729,444)	–	–	–	–	–

Acquisition of non controlling interests in Shuangsheng Paper (Note 1)	206,580	–	–	–	–	–	–	–	206,580

Transfer to statutory reserves	–	–	–	–	–	292,437	(292,437)	–	–
Foreign currency translation	3,543,472	–	–	–	–	–	–	3,543,493	(21)
Balance as of December 31, 2011	$98,820,803	39,456,311	$39,456	$(729,444)	$43,765,243	$6,843,616	$40,438,219	$8,258,441	$205,272

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Years ended December 31,
	2011	2010

Cash flows from operating activities
Net income	$9,650,429	$19,753,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	4,062,690	3,095,023
Deferred tax	(52,861)	(37,266)
Change in operating assets and liabilities:
Restricted cash	4,959,627	(7,678,086)
Accounts and notes receivable	(4,058,520)	(10,502,721)
Inventories	465,795	(10,148,037)
Prepayments and other receivables	2,669,982	(1,040,080)
Accounts and notes payable	(27,399,010)	28,518,878
Amount due to/from related parties	(193,679)	(2,243,281)
Accrued expenses and other payables	(237,971)	334,496
Tax payables	476,677	(75,760)
Net cash (used in) provided by operating activities	(9,656,841)	19,976,374

Cash flows from investing activities
Prepayment for acquiring land use right to related party	-	(11,095,500)
Purchase of property, plant and equipment	(4,238,079)	(9,620,706)
Cash paid for construction in progress	(5,338,256)	(7,469,085)
Cash paid for acquiring SZAA, net of cash acquired	-	(210,075)
Cash paid for acquiring non-controlling interests	-	(3,000,000)
Net cash used in investing activities	(9,576,335)	(31,395,366)

Cash flows from financing activities
Net proceeds from public offering	-	29,676,723
Net proceeds from private placement	-	4,016,535
Proceeds from borrowings	34,466,621	25,629,630
Repayment of short-term loans	(32,064,300)	(25,185,185)
Dividend paid to Cheng Loong	-	(127,443)
Cash paid for treasury stock( Note1&17)	(729,444)	-
Investment from noncontrolling interests	207,768	-
Net cash provided by financing activities	1,880,645	34,010,260
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	1,065,297	294,611
Net changes in cash and cash equivalents	(16,287,234)	22,885,879
Cash and cash equivalents, beginning of years	35,581,323	12,695,444
Cash and cash equivalents, end of years	$19,294,089	$35,581,323

Cash paid during the years for:
Interest paid	$609,600	$508,441
Income taxes paid	$2,731,251	$3,887,439

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

The Company, formly named as Healthplace Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

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

On July 18, 2011, the Company’s board of directors authorized a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand. (see Note 18)

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2011. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Hangzhou Shengming, 75% held by Shengda Color and 25% held by Evercham, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

Suzhou AA was incorporated in Suzhou city, Jiangsu province, PRC on June 22, 2010, with registered capital amounting to RMB1.58 million. It is engaged in manufacturing and sales of paper products. On August 12, 2010, Great Shengda acquired 100% equity interest of Suzhou AA from its original shareholders, for cash consideration amounting to RMB3 million (US$0.44 million).

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB22 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. It was at the developing stage as of December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Noncontrolling interest represents the ownership interests in a subsidiary that was held by owners other than the parent and is part of the equity of the consolidated group. The noncontrolling interest is reported in the consolidated statement of financial position within equity, separately from the parent’s equity. Net income or loss and comprehensive income or loss is attributed to the parent and the noncontrolling interest. If losses attributable to the parent and the noncontrolling interest in a subsidiary exceed their interests in the subsidiary’s equity, the excess, and any further losses attributable to the parent and the noncontrolling interest, is attributed to those interests.

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

(c)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

(d)	Restricted cash

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loan borrowed, amounting to US$7,851,387 and US$12,424,230 as of December 31, 2011 and 2010, respectively.

(e)	Accounts and notes receivable

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for years ended December 31, 2011 and 2010, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2011 and 2010.

(f)	Inventories

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories is written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of December 31, 2011 and 2010

(g)	Property, plant and equipment and construction in process

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
(Amounts in US$)

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

(h)	Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year- end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

(i)	Customer relationships

Customer relationship are amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group. The customer relationship is subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

(j)	Impairment of long-lived assets

A long-lived asset (disposal group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. A long-lived asset is not depreciated (amortized) while it is classified as held for sale. A gain or loss not previously recognized that result from the sale of a long-lived asset (disposal group) is recognized at the date of sale.

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2011 and 2010, respectively.

(k)	Foreign currency translation and transactions

The Company’s and Evercharm’s functional currency is the United States dollar (“US$”). The functional currency of the Company’s subsidiaries in the PRC is Renminbi (“RMB”).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

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

(l)	Commitments and contingencies

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

(m)	Appropriated retained earnings

The income of the Company’s PRC subsidiaries is distributable to its stockholders after transfer to reserves as required by relevant PRC laws and regulations and the subsidiaries’ articles of association. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng Paper, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

As of December 31, 2011 and 2010, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,843, 616 and US$6,551,179, respectively.

As of December 31, 2011, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for 13.7%, 11.1%, 48.2%, 16.4% and nil, approximately and of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

(n)	Revenue recognition

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
(Amounts in US$)

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

(o)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$4,065,733 and US$2,645,641 were recorded in general and administrative expenses for the years ended December 31, 2011 and 2010, respectively.

(p)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to US$18,721 and US$41,275 was recorded in the selling expenses for the years ended December 31, 2011 and 2010, respectively.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$1,107,748 and US$873,726 for the years ended December 31, 2011 and 2010, respectively.

(r)	Subsidy income

Subsidy income, mainly represents the local government supporting fund for hi-tech development, is recognized as income in the period in which funds were received from the government.

(s)	Income taxes

The Group follows ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. The tax returns of the Group’s PRC subsidiaries are subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions as of December 31, 2011 and 2010 respectively.

(t)	Uncertain tax positions

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2011 and 2010.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(u)	Earnings per share

Earnings per share are calculated in accordance with ASC Topic 260 “Earnings Per Share”. Basic earnings per share are computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(v)	Comprehensive income

The Group follows ASC Topic 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(w)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820 “Fair Value Measurements” on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)— Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that company’s present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the year ended December 31, 2011, The FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31, 2011 and 2010, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	December 31,
	2011	2010

Notes receivable	$4,390,094	$2,394,346
Accounts receivable	32,445,001	28,975,784
	$36,835,095	$31,370,130

No allowance for doubtful amounts was provided as of December 31, 2011and 2010.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010

Raw materials	$17,236,406	$17,913,717
Finished goods	2,213,548	1,288,059
	$19,449,954	$19,201,776

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31,
	2011	2010

Prepayments	$666,344	$3,258,213
Other receivables	262,782	252,091
	$929,126	$3,510,304

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2011	2010

Buildings and improvements	$9,010,793	$1,685,210
Machinery	34,926,527	31,958,021
Office equipment and furnishing	705,849	639,173
Motor vehicles	1,536,442	1,501,318
Construction in progress	2,131,598	7,821,966
	48,311,209	43,605,688
Less: accumulated depreciation	(13,737,963)	(10,915,144)
	$34,573,246	$32,690,544

The Group recorded depreciation expenses of US$3,563,123 and US$2,637,036 for the years ended December 31, 2011 and 2010, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2011 and 2010.

7.	PREPAYMENT FOR CONSTRCUTION IN PROGRESS

As of December 31, 2011 and 2010, the Group prepaid $5,424,412 and nil principally for Shuangdeng Paper’s construction in progress located in Yancheng city, Jiangsu Province, PRC. All the prepayments were paid to the third party constructers.

8.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,805,000 (RMB75,000,000) to Shuangdeng Paper, a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right will be acquired for construction of plants to expand the Group’s business, and its transaction price was determined with reference to market prices. As of December 31, 2011, the transfer of the license of land use right from Shuangdeng Paper to Great Shengda is still in progress for the local government’s authorization.

9.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The customer relationship is summarized as follows:

	December 31,
	2011	2010

Customer relationship	$2,158,357	$2,080,196
Less: accumulated amortization	(1,608,041)	(1,090,889)
	$550,316	$989,307

Total amortization expenses were US$458,920 and US$377,849 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of one year, and will be amortized at US$351,718 in 2012. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of one year and eight months, and will be amortized at US$107,201 and US$91,397 in 2012 and 2013, respectively.

10.	BORROWINGS

Short-term loans

Short-term loans consist of the following:

	December 31, 2011			December 31, 2010
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of	Benchmark of PBOC	Feb. 16, 2012	$3,148,000	4.86%	Jan. 13, 2011	$2,730,600
China	3.30%	Jun. 26, 2012	3,935,000	4.86%	Feb. 03, 2011	3,034,000
			-	4.86%	Feb. 19, 2011	3,034,000
Subtotal			$7,083,000			$8,798,600
Agricultural Bank of China	Benchmark of PBOC	Feb. 15, 2012	2,990,600	4.86%	Feb. 28, 2011	2,882,300
Total			$10,073,600			$11,680,900

The short-term loans were denominated in RMB for working capital purpose and the short-term loan of US$3,148,000 and US$2,990,600 were guaranteed by Shengda Group, with weighted average balances of US$11,220,349 and US$12,031,587 and weighted average interest rates of 5.269% and 4.789% for the years ended December 31, 2011 and 2010, respectively.

The short-term loan of US$3,148,000 was renewed on January 6, 2012 and guaranteed by Shengda Group and, the short term loan of US$2,990,600 was paid off on Febuary 15, 2012.

Long-term loan

Long-term loan consist of the following:

	December 31, 2011			December 31, 2010
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance

Bank of China	LIBOR+2.5%	Dec. 28, 2013	$4,500,000			$-

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

RMB 31.5 million restricted bank deposit was provided by Great Shengda as collateral for the long-term loan. The long-term loan was denominated in USD for working capital purpose. The effective rate was 3.3% at December 31, 2011.

The following table summarizes the unused lines of credit:

	December 31, 2011				December 31, 2010
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	January 12, 2011	January 12, 2012	$20,462,000	$15,740,000	September 28, 2010	September 28, 2011	$22,750,000	$5,612,900
Agricultural Bank of China	February 22, 2011	February 22, 2012	$4,722,000	$1,731,400	September 16, 2010	March 16, 2011	11,377,500	4,095,900

Total			$25,184,000	$17,471,400			$34,127,500	$9,708,800

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes.

11.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	December 31,
	2011	2010

Notes payable	$3,148,000	$27,761,100
Accounts payable	15,602,719	17,143,579
	$18,750,719	$44,904,679

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	December 31,
	2011	2010

Advance from customers	$333,666	$308,769
Payroll and welfare payable	675,770	1,011,297
Other payables	411,683	161,640
Accrued expenses	230,164	249,703
Other current liabilities	-	93,130
	$1,651,283	$1,824,539

13.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		December 31,
Related parties	Relationship	2011	2010
Amounts due from related parties
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$90,711

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	118,699	76,036
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	14,909	-
		$133,608	$166,747

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$77,118	$360,358

Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	60,571	-
		$137,689	$360,358

The amount due from Shuangdeng Paper and Shengda Xiang Wei represents the receivable from them for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase electricity and water from Shuang Ke Da by the Group, the amount due to Shuangsheng Logistic represents the payable for transportation fee. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions as follows:

		Years ended December 31,
Related parties	Relationship	2011	2010

Lease from related parties

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$260,743	$249,027
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	-	59,176
Shengda Group	Controlled by the same ultimate stockholders	278,820	266,292
		$539,563	$574,495

Prepayment for the land use right
Shuangdeng Paper	Controlled by the same ultimate stockholders	$-	$11,377,500

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$353,812	$434,252

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$259,669	$74,151
Shengda Xiang Wei	Controlled by the same ultimate stockholders	136,056	-
		$395,725	$74,151

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$1,281,484	$451,360

Purchase of machinery from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$676,069	$-

The transactions prices were determined with reference to market prices.

Guarantee by SD Group

SD Group entered into a maximum debt guarantee contracts with Xiaoshan branch of Bank of China (BOC) under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming and Great Shengda from Xiaoshan BOC. The maximum guaranteed amount is RMB 130.0 million (approximately $20.5 million) for any loans borrowed by Hangzhou Shengming and Great Shengda from the bank from January 12, 2011 to January 12, 2012.

SD Group entered into a maximum debt guarantee contract with Xiaoshan branch of Agriculture Bank of China (ABC) under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan ABC. The maximum guaranteed amount is RMB 30.0 million (approximately $9.4 million) for any loans borrowed by Hangzhou Shengming from the bank from Februray 22, 2011 to February 22, 2012.

SD Group entered into a debt gurantee with Xiaoshan BOC under which SD Group agreed to act as guarantor for commercial bill by Great Shengda from Xiaoshan BOC, pursuant to commercial bill acceptance agreement Xiaoshan BOC provided 11 commercial bills with a total amount of RMB 20.0 million (approximately $3.1 million).

14.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$49,918,871 and US$50,355,878 as of December 31, 2011 and 2010, respectively.

15.	TAXATION

Taxes payable are composed of the following:

	December 31,
	2011	2010

VAT payable	$2,341,700	$945,432
Income tax payable	842,583	1,776,710
Other taxes payable	174,619	48,292
	$3,358,902	$2,770,434

The Company and its consolidated entities each files tax returns separately.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the years ended December 31, 2011 and 2010, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color, Suzhou AA and Shuangsheng Paper are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2010 and 2011.

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

The following table reconciles the Group’s effective tax for the years presented:

	Years ended December 31,
	2011	2010

Expected enterprise income tax at statutory tax rate	$2,929,275	$6,006,427
Effect of tax holiday	(1,193,193)	(2,141,662)
Others	10,723	19,424
Effective enterprise income tax	$1,746,805	$3,884,189

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The significant components of income tax expense are as follows:

	Years ended December 31,
	2011	2010

Current tax expenses	$1,799,666	$3,921,455
Deferred tax benefits	(52,861)	(37,266)
Income tax expenses	$1,746,805	$3,884,189

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,
	2011	2010

Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$409,845	$457,964
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(137,579)	$(247,327)

The PRC subsidiaries of the Group are subject to taxation in the PRC. The PRC income tax returns are generally not subject to examination by the tax authorities for tax years before 2008.

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for the factory. The estimated annual capital commitment is as follows:

Year	Amount
2012	$7,757,552
2013 and thereafter	630,670
Total	$8,388,222

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012	$926,031
2013 and thereafter	-
Total	$926,031

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of December 31, 2011 and 2010.

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

18.	TREASURY STOCK

The Company repurchased 665,500 common shares at a cost of $729,444 and nil in 2011 and 2010, respectively. Cost method is adopted for the treasury stock.

19.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net income attributable to China Shengda Packaging’s common stockholders	$9,651,716	$19,337,929
Weighted average number of common shares outstanding – basic and diluted	39,261,219	30,721,788
Earnings per share – basic and diluted	$0.25	$0.63

20.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Exchange Agreement, dated April 8, 2010, by and among the Company, Evercharm Holdings Limited and its sole stockholder (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 13, 2010).

3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
3.3	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
4.1	Form of Registration Rights Agreement, dated April 29, 2010 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 5, 2010).
10.1

Form of Securities Purchase Agreement, dated as of April 29, 2010, by and between the Company and the Investors thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2010).

10.2

Amendment Number 1 to Securities Purchase Agreement, dated as of August 13, 2010, by and among the Company, the Investors thereto and Nengbin Fang (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed by the Company on August 16, 2010).

10.3

Amendment Number 2 to Securities Purchase Agreement, dated as of October 28, 2010, by and between the Company and Envision Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 29, 2010).

10.4

Form of Stock Purchase Agreement, dated as of April 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended on March 31, 2010 filed by the Company on May 12, 2010).

10.5

Joint Venture Agreement, dated December 28, 2008, by and between Zhejiang Shengda Color Pre-Printing Co., Ltd. and Cheng Loong (Hangzhou) Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-1 filed by the Company on July 29, 2010).

10.6

Share Transfer Agreement (English translation), dated July 1, 2010, by and between Evercharm Holdings Limited and Cheng Loong (Hangzhou) Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 7, 2010).

10.7

Equity Transfer Agreement (English summary), dated August 16, 2010, by and among Meiying Dai, Caocheng Qu, Wuxiao Fang, Zhejiang Great Shengda Packaging Co., Ltd. and Suzhou Asian & American Paper Products Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 19, 2010).

10.8

Lease Agreement (English summary), dated January 1, 2007, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the Current Report on Form 8-K filed by the Company on April 13, 2010).

10.9

Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Shengda Color Pre-Printing Co., Ltd. and Zhejiang Shuang Ke Da Weaving Co., Ltd. (incorporated herein by reference to Exhibit 10.31 to the Current Report on Form 8-K filed by the Company on April 13, 2010).

10.10

Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Xin Shengda (incorporated herein by reference to Exhibit 10.32 to the Current Report on Form 8-K filed by the Company on April 13, 2010).

10.11

Employment Agreement (English translation), dated March 28, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Daliang Teng (incorporated herein by reference to Exhibit 10.33 to the Current Report on Form 8-K filed by the Company on April 13, 2010).

Exhibit No.	Description
10.12	Employment Agreement (English translation), dated April 8, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Nengbin Fang (incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on October 8, 2010).
10.13	Employment Agreement (English translation), dated November 22, 2004, between Zhejiang Great Shengda Packaging Co., Ltd. and Congyi Fang (incorporated herein by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on October 8, 2010).
10.14*	Employment Agreement (English translation), dated August 19, 2011, between China Shengda Packaging Group Inc. and Ken He.
10.15	Form of Confidentiality and Non-Compete Agreement (incorporated herein by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed by the Company on July 29, 2010).
10.16	Independent Director Agreement, dated as of November 16, 2010, by and between the Company and Zhihai Mao (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company on November 17, 2010).
10.17	Indemnification Agreement, dated as of November 16, 2010, by and between the Company and Zhihai Mao (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company on November 17, 2010).
10.18	Independent Director Agreement, dated as of November 1, 2010, by and between the Company and Michael Zhang (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the Company on November 5, 2010).
10.19	Independent Director Agreement, dated as of November 1, 2010, by and between the Company and Yaoquan Zhang (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the Company on November 5, 2010).
10.20	Property Lease Agreement (English summary), dated January 1, 2012, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 20, 2012).
10.21	Property Lease Agreement (English summary), dated January 1, 2012, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on March 20, 2012).
10.22	Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Shengda Color Pre-Printing Co., Ltd. and Zhejiang Shuang Ke Da Weaving Co., Ltd. (incorporated herein by reference to Exhibit 10.31 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
10.23	Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Xin Shengda (incorporated herein by reference to Exhibit 10.32 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
14	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
21*	Subsidiaries of the Company.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	China Shengda Packaging Group Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.2	China Shengda Packaging Group Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.3	China Shengda Packaging Group Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith