Form 10-Q
period 2012-03-31
China Shengda Packaging Group Inc.
filed 2012-05-10
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]          No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2012

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Comprehensive Income	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4~F-22

CHINA SHENGDA PACKAGING GROUP, INC.

Consolidated Financial Statements

March 31, 2012
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,709,349	$19,294,089
Restricted cash	12,813,559	7,851,387
Accounts and notes receivable, net	32,542,707	36,835,095
Inventories	20,061,908	19,449,954
Prepayments and other receivables	3,160,107	929,126
Amount due from related parties	152,927	133,608
Total current assets	88,440,557	84,493,259

Non-current assets
Property, plant and equipment, net	34,081,430	34,573,246
Prepayment for land use right to related party	11,881,753	11,805,000
Prepayment for construction in progress	7,918,951	5,424,412
Customer relationship, net	434,079	550,316
Deferred tax assets	396,072	409,845
Goodwill	175,632	174,497
Total assets	$143,328,474	$137,430,575

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$22,115,802	$18,750,719
Amounts due to related party	190,514	137,689
Accrued expenses and other payables	2,203,324	1,651,283
Taxes payable	1,558,681	3,358,902
Short-term loans	7,129,052	10,073,600
Total current liabilities	33,197,373	33,972,193

Non-current liabilities
Long-term loans	9,000,000	4,500,000
Deferred tax liabilities	108,520	137,579
Total liabilities	42,305,893	38,609,772

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued at March 31, 2012 and December 31, 2011, 38,790,811 outstanding at March 31, 2012 and December 31, 2011, respectively)	39,456	39,456
Treasury stock (665,500 shares at March 31, 2012 and December 31, 2011)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,843,616	6,843,616
Unappropriated retained earnings	41,978,984	40,438,219
Accumulated other comprehensive income	8,920,814	8,258,441
Total equtiy for stockholders of China Shengda Packaging	100,818,669	98,615,531
Noncontrolling interest	203,912	205,272
Total equity	101,022,581	98,820,803
Total liabilities and equity	$143,328,474	$137,430,575

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$28,463,796	$26,926,044
Cost of goods sold	23,012,197	19,849,744
Gross profit	5,451,599	7,076,300
Operating expenses
Selling expenses	1,260,791	1,132,183
General and administrative expenses	2,308,648	2,202,676
	3,569,439	3,334,859
Other income (expenses)
Interest income	77,338	124,533
Interest expense	(202,258)	(167,925)
Subsidy income	61,770	422,959
Other	34,415	-
	(28,735)	379,567

Income before income tax expense and noncontrolling interest	1,853,425	4,121,008

Income tax expense	313,999	676,601
Net income	1,539,426	3,444,407
Less: net loss attributable to noncontrolling interest	1,339	-
Net income attributable to Company’s common stockholders	$1,540,765	$3,444,407

Basic and diluted earnings per share	$0.04	$0.09
Weighted-average number of shares outstanding
- basic and diluted	38,790,811	39,456,311

Comprehensive income:
Net income	$1,539,426	$3,444,407
Foreign currency translation adjustment	662,352	329,515
Comprehensive income	2,201,778	3,773,922
Less: comprehensive loss attributable to noncontrolling interest	1,360	-
Net comprehensive income attributable to the Company’s common stockholders	$2,203,138	$3,773,922

   See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in US$)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,539,426	$3,444,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,114,954	980,208
Deferred tax	(13,547)	(13,011)
Change in operating assets and liabilities:
Restricted cash	(4,922,510)	5,942,658
Accounts and notes receivable	4,542,386	(1,906,313)
Inventories	(486,621)	(2,554,918)
Prepayments and other receivables	(2,224,212)	848,148
Accounts and notes payable	3,250,690	(15,747,768)
Amount due to/from related parties	38,299	(451,993)
Accrued expenses and other payables	542,559	(440,988)
Tax payables	(1,826,284)	(771,473)
Net cash provided by (used in) operating activities	1,555,140	(10,671,043)

Cash flows from investing activities
Purchase of property, plant and equipment	(276,597)	(2,015,289)
Prepayments for the construction in progress	(2,464,972)	-
Net cash used in investing activities	(2,741,569)	(2,015,289)

Cash flows from financing activities
Proceeds from borrowings	7,692,176	14,030,000
Repayment of short-term loans	(6,215,272)	(14,030,000)
Net cash provided by financing activities	1,476,904	-

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	124,785	111,960
Net changes in cash and cash equivalents	415,260	(12,574,372)
Cash and cash equivalents, beginning of periods	19,294,089	35,581,323
Cash and cash equivalents, end of periods	$19,709,349	$23,006,951

Cash paid during the periods for:
Interest paid	$191,157	$156,581
Income taxes paid	$96,273	$1,395,562

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

On July 18, 2011, the Company’s board of directors authorized a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand. (Note 18)

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2011. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

Shengda Color, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million (US$1.2 million). Shengda Color is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB44 million (US$14 million), 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. It was at the developing stage as of March 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loans borrowed, amounting to US$12,813,559 and US$7,851,387 as of March 31, 2012 and December 31, 2011, respectively.

(f)	Accounts and notes receivable, net

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for March 31, 2012 and December 31, 2011, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of March 31, 2012 and December 31, 2011.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charge to cost of sales.

No value was written down for the inventories as of March 31, 2012 and December 31, 2011.

(h)	Property, plant and equipment and construction in progress

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

Construction in progress represents capital expenditure in respect of direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

(i)	Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

(j)	Customer relationship

Customer relationship is amortized on a straight line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Group.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC both amounted to US$6,843,616 in both cases.

As of March 31, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted72.8%, 20.0%, 9.5%, 0.6% and nil, approximately and of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

In the PRC, value added tax (“VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

(p)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$758,823 and US$930,114 were recorded in general and administrative expenses for three months ended March 31, 2012 and 2011, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil and US$5,697 was recorded in the selling expenses for three months ended March 31, 2012 and 2011, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$278,933 and US$249,668 for three months ended March 31, 2012 and 2011, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2012 and 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There is no material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There is no material impact on the consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)— Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of March 31, 2012 and December 31, 2011, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

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

The Group transacts majority of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Accounts receivable	$29,063,207	$32,445,001
Notes receivable	3,479,500	4,390,094
	$32,542,707	$36,835,095

No allowance for doubtful amounts was provided as of March 31, 2012 and December 31, 2011.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$18,389,700	$17,236,406
Finished goods	1,672,208	2,213,548
	$20,061,908	$19,449,954

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Prepayments	$2,763,112	$666,344
Other receivables	396,995	262,782
	$3,160,107	$929,126

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Buildings and improvements	$10,945,731	$9,010,793
Machinery	35,230,762	34,926,527
Office equipment and furnishing	658,358	705,849
Motor vehicles	1,546,430	1,536,442
Construction in progress	165,690	2,131,598
	48,546,971	48,311,209
Less: accumulated depreciation	(14,465,541)	(13,737,963)
	$34,081,430	$34,573,246

The Group recorded depreciation expenses of US$952,211 and US$838,572 for the three months ended March 31, 2012 and 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of March 31, 2012 and December 31, 2011.

7.	PREPAYMENT FOR CONSTRCUTION IN PROGRESS

As of March 31, 2012 and December 31, 2011, the Group prepaid $7,918,951 and $5,424,412 principally for Shuangdeng Paper’s construction in progress located in Yancheng city, Jiangsu Province, PRC. All the prepayments were paid to the third party construction companies.

8.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,881,753 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group’s business, and its transaction price was determined with reference to market prices. As of March 31, 2012, the transferring of license of land use right is still awaiting the local government’s authorization.

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

The customer relationship is summarized as follows:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Customer relationship	$2,172,390	$2,158,357
Less: accumulated amortization	(1,738,311)	(1,608,041)
	$434,079	$550,316

Total amortization expenses were US$120,093 and US$115,355 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of nine months, and will be amortized at US$263,789 in 2012. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of one year and five months, and will be amortized at US$107,202 and US$63,088 in 2012 and 2013, respectively.

10.	BORROWINGS

Short-term loans

Short-term loans consist of the following:

	March 31, 2012 (Unaudited)				December 31, 2011
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
	105% of
Bank of China	Benchmark of PBOC*	Jul.05,2012	$3,168,468	Benchmark of PBOC	Feb.16,2012	$3,148,000
	3.30%	Jun.26,2012	3,960,584	3.30%	Jun.26,2012	3,935,000
Subtotal			$7,129,052			$7,083,000

Agricultural Bank of China			-	Benchmark of PBOC	Feb.15,2012	2,990,600
Total			$7,129,052			$10,073,600

Note* the effective interest rate was 6.41% as of March 31, 2012.

The short-term loans were denominated in RMB for working capital purpose and the short term loan of US$3,168,468 was guaranteed by Shengda Group.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

Long-term loans

Long-term loans consist of the following:

	March 31, 2012 (Unaudited)			December 31, 2011
		Maturity		Interest	Maturity
Lender	Interest rate	date	Balance	rate	date	Balance
Bank of China	LIBOR+2.5% *	Dec.28,2013	$4,500,000	LIBOR+2.5%	Dec.28,2013	$4,500,000
	LIBOR+2.5% *	Feb.20,2014	$4,500,000			-

			$9,000,000			$4,500,000

Note* the effective interest rate was 3.23% as of March 31, 2012.

A restricted bank deposit of approximately US$10.0 million restricted bank deposit was provided by Great Shengda as collateral for the long-term loans. The long-term loans were denominated in USD for working capital purposes.

The weighted average balances for short-term and long-term loans were US$16,556,186 and US$11,220,349 and weighted average interest rates were 5.615% and 5.269% for three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

The following table summarizes the unused lines of credit:

	March 31, 2012 (Unaudited)					December 31, 2011
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	February 22,	February 22,			January	January
	2012	2013	$7,921,169	$4,752,701	12,2011	12,2012	$20,462,000	$15,740,000
Agricultural Bank of China					February	February
			-	-	22,2011	22,2012	$4,722,000	$1,731,400

Total			$7,921,169	$4,752,701			$25,184,000	$17,471,400

The above lines of credit are guaranteed by Shengda Group for working capital and general corporate purposes.

11.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Accounts payable	$16,570,984	$15,602,719
Notes payable	5,544,818	3,148,000
	$22,115,802	$18,750,719

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Advance from customers	$601,155	$333,666
Payroll and welfare payable	386,636	675,770
Other payables	708,836	411,683
Accrued expenses	506,697	230,164
	$2,203,324	$1,651,283

13.	RELATED PARTY TRANSACTIONS

Related party balances are as follows:
		March 31,	December 31,
Related parties	Relationship	2012	2011
Amounts due from related parties		(Unaudited)
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	149,190	118,699
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	3,737	14,909
		$152,927	$133,608

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$80,909	$77,118
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	109,605	60,571
		$190,514	$137,689

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

Significant related party transactions as follows:
		Three Months ended March 31,
Related parties	Relationship	2012	2011
		(Unaudited)	(Unaudited)
Lease from related parties
Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	66,823	64,176
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders
Shengda Group	Controlled by the same ultimate stockholders	77,450	66,573
		$144,273	$130,749

Prepayment for the land use right
Shuangdeng Paper	Controlled by the same ultimate stockholders	$-	$11,400,000

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$114,702	$129,755

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	101,245	19,609
Shengda Xiang Wei	Controlled by the same ultimate stockholders	38,327	-
		$139,572	$19,609

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$392,924	$465,273

The transactions prices were determined with reference to market prices.

Guarantee by SD Group

SD Group entered into a maximum debt guarantee contracts with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming and Great Shengda from Xiaoshan BOC. The maximum guaranteed amount is RMB130.0 million (approximately $20.5 million) for any loans borrowed by Hangzhou Shengming and Great Shengda from the bank from January 12, 2011 to January 12, 2012. Those maximum debt guarantee contracts were expired as of March 31, 2012.

SD Group entered into a maximum debt guarantee contract with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan ABC. The maximum guaranteed amount is RMB50.0 million (approximately $7.9 million) for any loans borrowed by Hangzhou Shengming from the bank from Februray 22, 2012 to February 22, 2013.

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

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$49,918,871 both as of March 31 2012 and December 31, 2011.

15.	TAXATION

Taxes payable are composed of the following:

	March 31,	December 31,
	2012	2011
	(Unaudited)
VAT payable	$345,463	$2,341,700
Income tax payable	1,207,385	842,583
Other taxes payable	5,833	174,619
	$1,558,681	$3,358,902

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the three months ended March 31, 2012 and 2011, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in December 2010. According to the PRC Enterprise Income Tax Law, Great Shengda is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2010, 2011 and 2012.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

Shengda Color, Suzhou AA and Shuangsheng Paper are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2011 and 2012.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first tax profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011, and 25% for 2012.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$497,858	$1,054,582
Effect of tax holiday	(195,717)	(366,253)
Others	11,858	(11,728)
Effective enterprise income tax	$313,999	$676,601

The significant components of income tax expense are as follows:

	Three months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Current tax expenses	$322,206	$689,611
Deferred tax benefits	(8,207)	(13,010)
Income tax expenses	$313,999	$676,601

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2012	2011
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$396,072	$409,845
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(108,520)	$(137,579)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for a factory. The estimated annual capital commitment is as follows:

Year	Amount
2012	$5,462,432
2013 and thereafter	634,771
Total	$6,097,203

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012	$592,983
2013 and thereafter	-
Total	$592,983

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of March 31, 2012 and December 31, 2011.

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

18.	TREASURY STOCK

The Company has 665,500 common shares at a cost of $729,444 both as of March 31, 2012 and December 31, 2011, respectively. Cost method is adopted for the treasury stock.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in US$)

19.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$1,540,765	$3,444,407
Weighted average number of common shares outstanding – basic and diluted	38,790,811	39,456,311
Earnings per share – basic and diluted	$0.04	$0.09

20.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its consolidated subsidiaries: Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou A&A and Shuangsheng;
  “Evercharm” are to Evercharm Holdings Limited, a BVI company;
  “Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company;
  “Shengda Color” are to Zhejiang Shengda Color Pre-printing Co. Ltd., a PRC company;
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
  “PBOC” are to the People’s Bank of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of March 31, 2012 was approximately 545 million square meters.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our three manufacturing facilities in Hangzhou, Zhejiang Province, we have established a sales network with five customer service centers that can service customers throughout the YRD. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

We serve a broad base of reputable customers, including some Fortune 500 companies and Top 500 Chinese enterprises. Our major customers include Nongfu Spring Co., Ltd., Hangzhou Cigarette Company, Samsung’s Chinese subsidiary Suzhou Samsung Electrical Co., Ltd. and Panasonic’s Chinese subsidiary Hangzhou Panasonic Home Electrical Appliance Company. We have developed long-term relationships with and loyalty from our customers, many of which have been with us for over five years. We have also engaged in strategic alliance relationships with ten customers as their preferred supplier. At the same time, we continue to attract new customers to generate higher demand for our products and increase market penetration.

Recent Developments

On March 16, 2012, the Company’s board of directors appointed Marcum Bernstein & Pinchuk LLP (“MarcumBP”) as its independent registered public accounting firm for the fiscal year ending December 31, 2012.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2012:

  Revenues: Revenues increased $1.5 million, or 5.7%, to $28.4 million for the first quarter of 2012, from $26.9 million for the same period of last year.

  Gross Profit: Gross profit decreased $1.6 million, or 23.0%, to $5.5 million for the first quarter of 2012, from $7.1 million for the same period of last year.

  Net income attributable to common stockholders: Net income attributed to stockholders decreased $1.9 million, or 55.3%, to $1.5 million for the first quarter of 2012, from $3.4 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.04 for the first quarter of 2012, compared with $0.09 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2012 and 2011, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2012		2011
	(Unaudited)		(Unaudited)
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$28,463,796	100.0%	$26,926,044	100.0%
Cost of goods sold	23,012,197	80.8%	19,849,744	73.7%
Gross profit	5,451,599	19.2%	7,076,300	26.3%
Operating expenses
Selling expenses	1,260,791	4.4%	1,132,183	4.2%
General and administrative expenses	2,308,648	8.1%	2,202,676	8.2%
Total operating expenses	3,569,439	12.5%	3,334,859	12.4%
Other income (expenses)
Interest income	77,338	0.3%	124,533	0.5%
Interest expense	(202,258)	(0.7)%	(167,925)	(0.6)%
Subsidy income	61,770	0.2%	422,959	1.6%
Other income	34,415	0.1%	-	-
Total other income (expenses)	(28,735)	(0.1)%	379,567	1.4%
Income before income tax expense and noncontrolling interest	1,853,425	6.5%	4,121,008	15.3%
Income tax expense	313,999	1.1%	676,601	2.5%
Net income	1,539,426	5.4%	3,444,407	12.8%
Less: net income attributable to noncontrolling interest	(1,339)	(0.0)%	-	-
Net income attributable to common stockholders	$1,540,765	5.4%	$3,444,407	12.8%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues increased by $1.5 million, or 5.7%, to $28.5 million for the three months ended March 31, 2012, from $26.9 million for the same period of 2011. The increase was primarily as a result of the increase in average prices per square meter, partially offset by the decrease in sales volume. The average price per square meter increased by 7.2%, to $0.39 for the three months ended March 31, 2012 from $0.37 in the same period of 2011. Sales volume decreased by 1.0 million square meters, or 1.4%, to 72.6 million square meters for the three months ended March 31, 2012, from 73.6 million square meters for the same period of 2011. The decreased sales volume was mainly the result of a reduction in demand from our customers due to challenges resulting from the domestic and foreign economic environment, which adversely affected the business of many of our customers.

For the three months ended March 31, 2012, color cartons accounted for 27.2% of our revenues and flexo cartons accounted for 72.8% of our revenues, compared to 26.0% and 74.0%, respectively, for the same period of 2011. Average prices per square meter for our color cartons and flexo cartons for the three months ended March 31, 2012 were approximately $0.44 and $0.38, respectively, as compared to approximately $0.42 and $0.35, respectively, for the same period of 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliance and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 29.4% and 29.6%, respectively, of our revenues for the three months ended March 31, 2012.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased by $3.2 million, or 15.9%, to $23.0 million for the three months ended March 31, 2012, from $19.8 million for the same period of 2011. Average cost of goods sold per square meter for the three months ended March 31, 2012 was approximately $0.32, an increase of approximately $0.05, as compared to approximately $0.27 for the same period of 2011. This increase was primarily due to the increased cost of raw materials of approximately $0.04 per square meter compared to the same period last year. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $1.6 million, or 23.0%, to $5.5 million for the three months ended March 31, 2012, from $7.1 million for the same period of 2011. Gross profit from flexo cartons decreased by $1.4 million, or 26.9%, to $3.8 million for the three months ended March 31, 2012, from $5.2 million for the same period of 2011. Gross profit from color cartons decreased by $0.2 million, or 13.5%, to $1.7 million for the three months ended March 31, 2012, from $1.9 million for the same period of 2011. Gross profit as a percentage of revenues was 19.2% for the three months ended March 31, 2012, as compared to 26.3% for the same period of 2011. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travel and advertising expenses. Our selling expenses increased by $0.1 million, or 11.4%, to $1.3 million for the three months ended March 31, 2012, from $1.1 million for the same period of 2011. Such increase resulted mainly from staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, selling expenses for the three months ended March 31, 2012 increased to 4.4%, from 4.2% for the same period of 2011.

General and administrative expenses. Our general and administrative expenses are comprised of research and development (or R&D) expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.1 million, or 4.8%, to $2.3 million for the three months ended March 31, 2012, from $2.2 million for the same period of 2011. This was mainly attributable to a $0.2 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses, and a $0.1 million decrease in R&D expenses. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2012 decreased to 8.1%, as compared to 8.2% for the same period of 2011.

Interest expense. Our interest expense increased by $ 0.03 million, or 20.4%, to $0.2 million for the three months ended March 31, 2012, from $0.17 million for the same period of 2011. The increase was mainly attributable to additional bank loans and higher interest rates during the three months ended March 31, 2012 as compared to the same period in 2011.

Income tax expense. Our income tax expense decreased to $0.3 million, or 53.6%, for the three months ended March 31, 2012, as compared to $0.7 million for the same period of 2011. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest during the three months ended March 31, 2012 as compared to the same period in 2011.

In December 2010, Great Shengda was qualified as a National High-Tech Enterprise in the PRC, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by government authorities every three years. We cannot assure that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming was entitled to two years’ exemption followed by three years’ half deduction on its income tax rate from 2007. Thus, it was exempt from income tax for 2007 and 2008 and was granted a 12.5% income tax rate for 2009, 2010 and 2011. Hangzhou Shengming is subject to the uniform income tax rate of 25% for calendar year 2012.

Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2011 and 2012.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $1.9 million, or 55.3%, to $1.5 million for the three months ended March 31, 2012, from $3.4 million for the same period of 2011.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2012, we had cash and cash equivalents of $19.7 million and restricted cash of $12.8 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$1,555,140	$(10,671,043)
Net cash used in investing activities	(2,741,569)	(2,015,289)
Net cash provided by financing activities	1,476,90	-
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	124,785	111,960
Net increase (decrease) in cash and cash equivalents	415,260	(12,574,372)
Cash and cash equivalents at beginning of the periods	19,294,089	35,581,323
Cash and cash equivalent at end of the periods	$19,709,349	$23,006,951

Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended March 31, 2012, as compared to $10.7 million net cash used in operating activities for the same period of 2011. This was attributable to our net income of $1.5 million, adjusted by depreciation and amortization expenses of $1.1 million, and a net decrease in cash from working capital items of $1.0 million.

Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2012, as compared to $2.0 million for the same period of 2011. The $2.7 million was used for purchases of property, plant and equipment and prepayment for construction in progress, primarily related to our paper mill.

Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2012, as compared to nil for the same period of 2011. During the three months ended March 31, 2012, we received proceeds from borrowings amounting to $7.7 million and repaid loans amounting to $6.2 million.

Short Term Loans

As of March 31, 2012, we were party to several loan agreements, including:

  Loan Agreement, dated July 15, 2011, between Great Shengda, as borrower, and Frankfurt Branch of Bank of China, pursuant to which the bank provided a loan of RMB 25.0 million (approximately $4.0 million) in principal amount. The agreement’s maturity date is June 26, 2012. The interest rate is 3.3% per annum. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

  Loan Agreement, dated January 6, 2012, between Hangzhou Shengming, as borrower, and Xiaoshan Branch of Bank of China, or Xiaoshan BOC, pursuant to which Xiaoshan BOC provided a loan of RMB 20.0 million (approximately $3.2 million) in principal amount. The agreement’s maturity date is July 5, 2012. The interest rate is 105% of the benchmark lending rate of the PBOC, effectively 6.41% at March 31, 2012. The loan agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The loan agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

As of March 31, 2012, we were also party to the following commercial bill acceptance agreement:

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

Long Term Loans

As of March 31, 2012, we were party to two loan agreements, dated December 28, 2011 and February 20, 2012, respectively, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided two loans of $4.5 million in principal amount each, totaling $9 million. The agreements’ maturity dates are December 28, 2013 and February 20, 2014, respectively. For both loans, the interest rate is London Interbank Offer Rates (USD) plus 250 basis points, which will be re-priced on June 21 and December 21 each year before the maturity dates, effectively 3.23% at March 31, 2012. Each agreement contains restrictive covenants restricting us during the term of the loans from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loans. The agreements also contain covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recongition”. All of the following criteria must exist in order for us to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

In the PRC, value added tax (“VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

Accounts and Notes Receivable

Accounts receivable are recognized and carried at original sales amount less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for March 31, 2012 and December 31, 2011. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time.

Notes receivable represent bankers' acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These bankers' acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable for the period presented.

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

We adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," or ASC Topic 820-10 “Fair Value Measurements”, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have not adopted ASC Topic 820-10 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

Concentration of Credit Risk

Assets that potentially subject us to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of March 31, 2012 and December 31, 2011, substantially all of our cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations we perform on our customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

No customer individually accounted for greater than 10% of the total revenues for the periods presented. The majority of our customers are, however, located in the YRD, therefore, we are very dependent on such region's continued economic growth.

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

Recent Accounting Pronouncements

See Note 2(x) (Recently issued accounting standards) to our unaudited consolidated financial statements included elsewhere in this report.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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