Form 10-Q
period 2012-06-30
China Shengda Packaging Group Inc.
filed 2012-08-13
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures.	8

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	9
Item 1A.	Risk Factors.	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures.	9
Item 5.	Other Information.	9
Item 6.	Exhibits	9

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page
Consolidated financial statements:
Consolidated balance sheets	F-2
Consolidated statements of income and comprehensive income	F-3
Consolidated statements of cash flows	F-4
Notes to the consolidated financial statements	F-5-F-25

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements
June 30, 2012

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,361,236	$19,294,089
Restricted cash	18,493,200	7,851,387
Accounts and notes receivable, net	39,097,648	36,835,095
Inventories	17,649,882	19,449,954
Prepayments and other receivables	2,390,394	929,126
Amount due from related parties	85,403	133,608
Total current assets	92,077,763	84,493,259

Non-current assets
Property, plant and equipment, net	43,243,946	34,573,246
Prepayment for land use right to related party	11,887,968	11,805,000
Prepayment for construction in progress	5,975,685	5,424,412
Customer relationship, net	314,429	550,316
Deferred tax assets	379,833	409,845
Goodwill	175,724	174,497
Total assets	$154,055,348	$137,430,575

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$32,274,776	$18,750,719
Amounts due to related parties	350,083	137,689
Accrued expenses and other payables	2,985,308	1,651,283
Taxes payable	2,930,954	3,358,902
Short-term loans	3,500,000	10,073,600
Total current liabilities	42,041,121	33,972,193

Non-current liabilities
Long-term loans	9,000,000	4,500,000
Deferred tax liabilities	78,607	137,579
Total liabilities	51,119,728	38,609,772

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued at June 30, 2012 and December 31, 2011, 38,790,811 outstanding at June 30, 2012 and December 31, 2011, respectively)	39,456	39,456
Treasury stock (665,500 shares both at June 30, 2012 and December 31, 2011)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,843,616	6,843,616
Unappropriated retained earnings	43,633,457	40,438,219
Accumulated other comprehensive income	8,971,981	8,258,441
Total stockholder’s equity	102,524,309	98,615,531
Noncontrolling interest	411,311	205,272
Total equity	102,935,620	98,820,803
Total liabilities and equity	$154,055,348	$137,430,575

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$36,654,052	$32,585,321	$65,117,848	$59,511,365
Cost of goods sold	30,795,625	26,377,850	53,807,822	46,227,594
Gross profit	5,858,427	6,207,471	11,310,026	13,283,771
Operating expenses
Selling expenses	1,320,933	1,149,984	2,581,724	2,282,167
General and administrative expenses	2,597,650	2,616,389	4,906,298	4,819,065
	3,918,583	3,766,373	7,488,022	7,101,232
Other income (expenses)
Interest income	102,858	86,877	180,196	211,410
Interest expense	(169,805)	(161,663)	(372,063)	(329,588)
Subsidy income	155,635	283,691	217,405	706,650
Other	(10,395)	-	24,020	-
	78,293	208,905	49,558	588,472
Income before income tax expense and noncontrolling interest	2,018,137	2,650,003	3,871,562	6,771,011

Income tax expense	365,517	381,402	679,516	1,058,003
Net income	1,652,620	2,268,601	3,192,046	5,713,008
Less: net loss attributable to noncontrolling interest	1,853	-	3,192	-
Net income attributable to company’s common stockholders	$1,654,473	$2,268,601	$3,195,238	$5,713,008

Basic and diluted earnings per share	$0.04	$0.06	$0.08	$0.14
Weighted-average number of shares outstanding - basic and diluted	$38,790,811	39,456,311	38,790,811	39,456,311

Comprehensive income:
Net income	1,652,620	2,268,601	3,192,046	5,713,008
Foreign currency translation adjustment	50,964	1,622,471	713,337	1,951,986
Comprehensive income	1,703,584	3,891,072	3,905,383	7,664,994
Less: comprehensive loss attributable to noncontrolling interest	3,374	-	3,395	-
	1,706,958	3,891,072	$3,908,778	$7,664,994

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$3,192,046	$5,713,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,221,491	1,913,758
Change in operating assets and liabilities:
Restricted cash	(10,597,046)	9,141,882
Accounts and notes receivable	(2,000,508)	(3,175,947)
Inventories	1,938,675	(720,265)
Prepayments and other receivables	(712,774)	1,346,868
Accounts and notes payable	13,405,447	(23,272,261)
Amount due to related party	260,826	(374,484)
Deferred tax	(27,073)	(26,055)
Accrued expenses and other payables	1,323,720	(307,907)
Tax payables	(451,999)	96,468
Net cash provided by (used in) operating activities	8,552,805	(9,664,935)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,417,503)	(2,343,201)
Prepayment paid for construction in progress	(1,252,821)	-
Net cash used in investing activities	(11,670,324)	(2,343,201)

Cash flows from financing activities
Proceeds from short-term loans	6,668,579	14,048,400
Proceeds from long-term loan	4,485,578	-
Repayment of short-term loans	(13,319,514)	(14,048,400)
Investment from noncontrolling interests	209,228	-
Net cash flows used in financing activities	(1,956,129)	-
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	140,795	546,374
Net changes in cash and cash equivalents	(4,932,853)	(11,461,762)
Cash and cash equivalents, beginning of period	19,294,089	35,581,323
Cash and cash equivalents, end of period	$14,361,236	$24,119,561

Cash paid during the period for:
Interest paid	$329,692	$329,588
Income taxes paid	$535,413	$1,918,714

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB44 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. The remaining register capital of RMB44 million (US$7.0 million) was fully received on April 20, 2012. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2012 and for the six-month periods ended June 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(c)	Cash and cash equivalents

Cash includes not only currency on hand but demand deposits with banks or other financial institutions. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. No cash and cash equivalents are restricted as to withdrawal or usage.

(d)	Restricted cash

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loans borrowed, amounting to $18,493,200 and $7,851,387 as of June 30, 2012 and December 31, 2011, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for six months ended June 30, 2012 and 2011 respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2012 and December 31, 2011.

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

No value was written down for the inventories for six months and three months ended June 30, 2012 and 2011, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(g)	Property, plant and equipment and construction in progress

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

(i)	Customer relationship

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2012 and December 31, 2011, respectively.

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

The Company’s reporting currency is US$. Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, equity is translated at the historical exchange rate at the injection date and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

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

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

As of June 30, 2012 and December 31, 2011, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,843,616nd US$6,843,616 respectively.

As of June 30, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color , Suzhou AA and Shuangsheng accounted for approximately 13.7%, 9.2%, 48.2%, 8.8% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,645,273and US$1,696,724 for the six months ended June 30, 2012 and 2011, respectively. US$1,886,450 and US$930,114 were recorded in general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively.

(p)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil and US$14,439 for the six months ended June 30, 2012 and 2011, respectively. Nil and US$5,697 was recorded in the selling expenses for three months ended June 30, 2012 and 2011, respectively.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$585,797 and US$561,657 for the six months ended June 30, 2012 and 2011, respectively. US$306,863 and US$249,668 for three months ended June 30, 2012 and 2011, respectively.

(r)	Income taxes

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

(s)	Uncertain tax positions

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2012 and December 31, 2011.

(t)	Earnings per share

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

(u)	Comprehensive income

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

(v)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

(w)	Recently issued accounting standards

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles–Goodwill and Other (Topic 350)– Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopts this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There is no material impact on the consolidated financial statements upon adoption.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite- Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended August 10, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(x)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of June 30, 2012 and December 31, 2011, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Accounts receivable	$34,859,378	$32,445,001
Notes receivable	4,238,270	4,390,094
	$39,097,648	$36,835,095

No allowance for doubtful amounts was provided as of June 30, 2012 and December 31, 2011.

4.	INVENTORIES

Inventories consist of the following:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$15,976,557	$17,236,406
Finished goods	1,673,325	2,213,548
	$17,649,882	$19,449,954

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Prepayments	$2,128,251	$666,344
Other receivables	262,143	262,782
	$2,390,394	$929,126

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Buildings and improvements	$10,912,282	$9,010,793
Machinery	35,325,083	34,926,527
Office equipment and furnishing	667,071	705,849
Motor vehicles	1,547,240	1,536,442
Construction in progress	10,230,360	2,131,598
	58,682,036	48,311,209
Less: accumulated depreciation	(15,438,090)	(13,737,963)
	$43,243,946	$34,573,246

The Group recorded depreciation expenses of US$1,913,119 and US$1,682,786 for the six months ended June 30, 2012 and 2011 respectively. US$747,916 and US$844,214 for the three months ended June 30, 2012 and 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of June 30, 2012 and December 31, 2011.

7.	PREPAYMENT FOR CONSTRCUTION IN PROGRESS

As of June 30, 2012 and December 31, 2011, the Group prepaid US$6,688,459 and US$5,424,412 principally for Shuangdeng’s construction in progress located in Yancheng city, Jiangsu Province, PRC. All the prepayments were paid to the third party construction companies.

8.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,887,968 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group’s business, and its transaction price was determined with reference to market prices. As of June 30, 2012, the transferring of license of land use right is still awaiting the local government’s authorization.

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

The customer relationship is summarized as follows:

	June 30,	December 31,
	2012	2011
	(Unaudited)

Customer relationship	2,173,526	2,158,357
Less: accumulated amortization	(1,859,097)	(1,608,041)
	$314,429	$550,316

Total amortization expenses were US$239,755 and US$230,972 for the six months ended June 30, 2012 and 2011, respectively. US$119,662 and US$115,355 for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of six months, and will be amortized at US$183,749 in 2012. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of one years and two month, and will be amortized at US$56,005 in 2012 and US$74,675 in 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

10.	BORROWINGS

Short-term loans consist of the following:

	June 30, 2012 (Unaudited)			December 31, 2011
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
				Benchmark of PBOC	Feb.16,2012	$3,148,000
Bank of China	LIBOR(USD) +2.5%	Apr.23, 2013	$3,500,000	3.30%	Jun.26,2012	3,935,000

Subtotal			$3,500,000			$7,083,000
Agricultural Bank of China			-	Benchmark of PBOC	Feb.15,2012	2,990,600
Total			$3,500,000			$10,073,600

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$7,880,787and US$11,910,600 and weighted average interest rates of 4.29% and 5.443% for the six months ended June 30, 2012 and 2011, respectively, and with weighted average balances of US$8,359,788 and US$11,917,028 and weighted average interest rates of 4.42% and 5.26% for the three months ended June 30, 2012 and 2011, respectively.

Long-Term Loans consist of the following:

	June 30, 2012 (Unaudited)			December 31, 2011
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

Bank of China	LIBOR(USD) +2.5%	December 28, 2013	$4,500,000	LIBOR(USD) +2.5%	December 28, 2013	$4,500,000
	LIBOR(USD) +2.5%	February 20, 2014	$4,500,000
			$9,000,000			$4,500,000

Note* the effective interest rate was 3.2% as of June 30, 2012.

The long term loan was with weighted average balances of US$7,825,000 and nil and weighted average interest rates of 3.25% and nil for the six months ended June 30, 2012 and 2011, and with weighted average balances of US$9,000,000 and nil and weighted average interest rates of 3.24% and nil for the three months ended June 30, 2012 and 2011 .

A restricted bank deposit of approximately US$10.0 million as provided by Great Shengda as collateral for the long-term loans. The remaining 8.5M restricted cash was the deposit for notes payable of Great Shengda and Shuangsheng. The long-term loans were denominated in USD for working capital purposes.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

The following table summarizes the unused lines of credit:

	June 30, 2012 (Unaudited)				December 31, 2011
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
	February 22, 2012	February 22, 2013	$7,925,312	$7,925,312	January 12,2012	January 12,2012	$20,462,000	$15,740,000
Bank of China	February 22, 2012	February 22, 2013	$12,680,499	$3,712,034

Agricultural Bank of China	-	-	-	-	February 22,2012	February 22,2012	$4,722,000	$1,731,400

Total			$20,605,811	$11,637,346			$25,184,000	$17,471,400

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

11.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Notes payable	$18,359,513	$15,602,719
Accounts payable	13,915,263	3,148,000
	$32,274,776	$18,750,719

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased, and Shuangsheng to its suppliers for construction materials and machinery. All the notes payable were bank accepted notes payable without interest and due within six months.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Advance from customers	$762,464	$333,666
Payroll and welfare payable	751,249	675,770
Other payables	983,187	411,683
Accrued expenses	488,408	230,164
	$2,985,308	$1,651,283

13.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		June 30,	December 31,
Related parties	Relationship	2012	2011
Amounts due from related parties		(Unaudited)
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	68,520	118,699
Shengda Xiang Wei Chemical Company Limited (“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	16,883	14,909
		$85,403	$133,608

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$119,970	$77,118

Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	230,113	60,571
		$350,083	$137,689

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

Significant related party transactions as follows:

		Three months ended June 30,		Six months ended June 30,
Related parties	Relationship	2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	66,703	64,176	133,526	128,520
Shengda Group	Controlled by the same ultimate stockholders	150,581	66,573	228,031	133,146
		217,284	130,749	361,557	261,666

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	234,947	129,755	349,649	310,677

Sales to related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	84,098	19,609	185,342	19,635
Zhejiang Shengda Xiangwei Huagong Co., Ltd.	Controlled by the same ultimate stockholders	58,827	-	97,154	-
		142,925	19,609	282,496	19,635

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	343,445	465,273	736,368	776,983

The transactions prices were determined with reference to market prices.

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan BOC. The maximum guaranteed amount is RMB80 million (approximately US$17 million) and RMB50.0 (approximately US$7.9 million) for any loans borrowed by Great andShengda Hangzhou Shengming, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

14.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(m), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$49,918,871 as of June 30, 2012 and December 31, 2011 .

15.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
VAT payable	$1,841,944	$2,341,700
Income tax payable	1,048,352	842,583
Other taxes payable	40,658	174,619
	$2,930,954	$3,358,902

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the six months ended June 30, 2012 and December 31, 2011, the Company does not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2011 and 2012.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$545,025	$684,533	$1,042,883	$1,739,115
Effect of tax holiday	(167,100)	(303,116)	(362,817)	(669,369)
Others	(12,408)	(15)	(550)	(11,743)
Effective enterprise income tax	$365,517	$381,402	$679,516	$1,058,003

The significant components of income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$384,383	$394,448	$706,589	$1,084,059
Deferred tax benefits	(18,866)	(13,046)	(27,073)	(26,056)
Income tax expenses	$365,517	$381,402	$679,516	$1,058,003

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$379,833	$409,845
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(78,607)	$(137,579)

16.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for a factory. The estimated annual capital commitment is as follows:

Year	Amount
2012	$4,976,890
2013 and thereafter	635,103
Total	$5,611,993

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012	$1,003,718
2013 and thereafter	-
Total	$1,003,718

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of June 30, 2012 and December 31, 2011.

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

18.	TREASURY STOCK

The Company has 665,500 common shares at a cost of $729,444 both as of June 30, 2012 and December 31, 2011. Cost method is adopted for the treasury stock.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Amounts in US$)

19.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the six months ended June 30, 2012 and 2011, and for the three months ended June 30, 2012 and 2011:

	Three month ended June 30,		Six month ended June 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$1,654,473,	$2,454,208	$3,195,238	$5,713,008
Weighted average number of common shares outstanding – basic and diluted	38,790,811	39,456,311	38,790,811	39,456,311

Earnings per share – basic and diluted	$0.04	$0.06	$0.08	$0.14

20.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of June 30, 2012 was approximately 545 million square meters.

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

Recent Developments

The company held its 2012 Annual Meeting of Stockholders (the “Annual Meeting”) on July 13, 2012. At the Annual Meeting, the Company’s stockholders were asked to vote on a proposal to re-elect five directors to serve as members of the Board of Directors until the 2013 Annual Meeting of Stockholders or until their successors are duly elected. The stockholders elected Mr. Nengbin Fang, Ms. Congyi Fang, Mr. Zhihai Mao, Mr. Michael Zhang and Mr. Yaoquan Zhang as members of the Board of Directors of the Company by a plurality of the votes cast. Also ratified was the proposal for the appointment of Marcum Bernstein & Pinchuk LLP as the Company’s independent registered accounting firm for the fiscal year ending on December 31, 2012.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2012:

  Revenues: Revenues increased by $4.1 million, or 12.5%, to $36.7 million for the three months ended June 30, 2012, from $32.6 million for the same period of last year.

  Gross Profit: Gross profit decreased by $0.3 million, or 5.6%, to $5.9 million for the three months ended June 30, 2012, from $6.2 million for the same period of last year.

  Net income attributable to common stockholders: Net income attributed to stockholders decreased by $0.6 million, or 27.1%, to $1.7 million for the three months ended June 30, 2012, from $2.3 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.04 for the three months ended June 30, 2012, compared with $0.06 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011 (unaudited)

The following table sets forth key components of our results of operations during the three months ended June 30, 2012 and 2011, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$36,654,052	100.00%	$32,585,321	100.00%
Cost of goods sold	30,795,625	84.02%	26,377,850	80.95%
Gross profit	5,858,427	15.98%	6,207,471	19.05%
Operating expenses
Selling expenses	1,320,933	3.60%	1,149,984	3.53%
General and administrative expenses	2,597,650	7.09%	2,616,389	8.03%
Total operating expenses	3,918,583	10.69%	3,766,373	11.56%
Other income (expenses)
Interest income	102,858	0.28%	86,877	0.27%
Interest expense	(169,805)	(0.46)%	(161,663)	(0.50)%
Subsidy income	155,635	0.42%	283,691	0.87%
Other	(10,395)	(0.03)%	-	-
Total other income (expenses)	78,293	0.21%	208,905	0.64%
Income before income tax expense and noncontrolling interest	2,018,137	5.51%	2,650,003	8.13%
Income tax expense	365,517	1.00%	381,402	1.17%
Net income	1,652,620	4.51%	2,268,601	6.96%
Less: net income attributable to noncontrolling interest	(1,853)	(0.01)%	-	-
Net income attributable to common stockholders	$1,654,473	4.51%	$2,268,601	6.96%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues increased by $4.1 million, or 12.5%, to $36.7 million for the three months ended June 30, 2012, from $32.6 million for the same period in 2011. The increase was attributable to the increase in sales volume, partially offset by the decrease in average prices per square meter. The average price per square meter decreased by approximately 2.6%, to approximately $0.40 for the three months ended June 30, 2012 from approximately $0.41 in the same period of 2011. Sales volume increased by 11.8 million square meters, or 14.7%, to 91.9 million square meters for the three months ended June 30, 2012, from 80.1 million square meters for the same period of 2011. The increased sales volume was mainly the result of greater efforts by our sales team, even though there were challenges resulting from the domestic and foreign economic environment.

For the three months ended June 30, 2012, color cartons accounted for 30.3% of our revenues and flexo cartons accounted for 69.7% of our revenues, compared to 28.6% and 71.4%, respectively, for the same period of 2011. Average per square meter prices for our color cartons and flexo cartons for the three months ended June 30, 2012 were approximately $0.41 and $0.39, respectively, as compared to approximately $0.46 and $0.39, respectively, for the same period of 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 25.7% and 32.1%, respectively, of our revenues for the three months ended June 30, 2012, compared to 22.2% and 23.9%, respectively, of our revenues in the three months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased by $4.4 million, or 16.7%, to $30.8 million for the three months ended June 30, 2012, from $26.4 million for the same period of 2011, which was mainly attributable to the increase in sales volume described above. Average cost of goods sold per square meter for the three months ended June 30, 2012 was approximately $0.33, which was approximately the same as for the same period of 2011. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $0.3 million, or 5.6%, to $5.9 million for the three months ended June 30, 2012, from $6.2 million for the same period of 2011. Gross profit from flexo cartons decreased by $0.1 million, or 2.5%, to $4.1 million for the three months ended June 30, 2012, from $4.2 million for the same period of 2011. Gross profit from color cartons decreased by $0.2 million, or 13.5%, to $1.8 million for the three months ended June 30, 2012, from $2.0 million for the same period of 2011. Gross profit as a percentage of revenues was 16.0% for the three months ended June 30, 2012, as compared to 19.0% for the same period of 2011. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.2 million, or 14.9%, to $1.3 million for the three months ended June 30, 2012, from $1.1 million for the same period of 2011. Such increase resulted mainly from staff costs, which include salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, selling expenses for the three months ended June 30, 2012 increased to 3.6%, from 3.5% for the same period of 2011.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses were $2.6 million for the three months ended June 30, 2012, which was approximately the same as for the same period of 2011. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2012 decreased to 7.1%, as compared to 8.0% for the same period of 2011.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.16 million and $0.28 million for the three months ended June 30, 2012 and 2011, respectively.

Income tax expense. Our income tax expense decreased to $0.37 million for the three months ended June 30, 2012, as compared to $0.38 million for the same period of 2011. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

In December 2010, Great Shengda qualified as a National High-Tech Enterprise in the PRC, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by government authorities every three years. We cannot assure that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

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

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.6 million, or 27.1%, to $1.7 million for the three months ended June 30, 2012, from $2.3 million for the same period of 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011 (unaudited)

The following table sets forth key components of our results of operations during the six months ended June 30, 2012 and 2011, both in dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$65,117,848	100.00%	$59,511,365	100.00%
Cost of goods sold	53,807,822	82.63%	46,227,594	77.68%
Gross profit	11,310,026	17.37%	13,283,771	22.32%
Operating expenses
Selling expenses	2,581,724	3.96%	2,282,167	3.83%
General and administrative expenses	4,906,298	7.53%	4,819,065	8.10%
Total operating expenses	7,488,022	11.50%	7,101,232	11.93%
Other income (expenses)
Interest income	180,196	0.28%	211,410	0.36%
Interest expense	(372,063)	(0.57)%	(329,588)	(0.55)%
Subsidy income	217,405	0.33%	706,650	1.19%
Other	24,020	0.04%	-
Total other income (expenses)	49,558	0.08%	588,472	0.99%
Income before income tax expense and noncontrolling interest	3,871,562	5.95%	6,771,011	11.38%
Income tax expense	679,516	1.04%	1,058,003	1.78%
Net income	3,192,046	4.90%	5,713,008	9.60%
Less: net loss attributable to noncontrolling interest	(3,192)	(0.00)%	-
Net income attributable to common stockholders	$3,195,238	4.91%	$5,713,008	9.60%

Revenues. Our revenues increased by $5.6 million, or 9.4%, to $65.1 million for the six months ended June 30, 2012, from $59.5 million for the same period of 2011. The increase was primarily attributable to the increase in sales volume. The average price per square meter was approximately $0.39 for the six months ended June 30, 2012, which was approximately the same as in the same period of 2011. Sales volume increased by 10.8 million square meters, or 7.0%, to 164.5 million square meters for the six months ended June 30, 2012, from 153.7 million square meters for the same period of 2011. The increased sales volume was mainly the result of greater efforts by our sales team to get purchase orders, even though there were challenges resulting from the domestic and foreign economic environment.

For the six months ended June 30, 2012, color cartons accounted for 28.9% of our revenues and flexo cartons accounted for 71.1% of our revenues, compared to 27.5% and 72.5%, respectively, for the same period of 2011. Average per square meter prices for our color cartons and flexo cartons for the six months ended June 30, 2012 were approximately $0.42 and $0.39, respectively, as compared to approximately $0.44 and $0.37, respectively, for the same period of 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 27.3% and 31.0%, respectively, of our revenues for the six months ended June 30, 2012, compared to 23.8% and 25.0%, respectively, of our revenues in the six months ended June 30, 2011.

Cost of goods sold. Our cost of goods sold increased by $7.6 million, or 16.4%, to $53.8 million for the six months ended June 30, 2012, from $46.2 million for the same period of 2011. Average cost of goods sold per square meter for the six months ended June 30, 2012 was approximately $0.33, an increase of approximately $0.03, as compared to approximately $0.30 for the same period of 2011. This increase was primarily due to the increased cost of raw materials. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $2.0 million, or 14.9%, to $11.3 million for the six months ended June 30, 2012, from $13.3 million for the same period of 2011. Gross profit from flexo cartons decreased by $1.5 million, or 15.6%, to $7.8 million for the six months ended June 30, 2012, from $9.3 million for the same period of 2011. Gross profit from color cartons decreased by $0.5 million, or 13.3%, to $3.5 million for the six months ended June 30, 2012, from $4.0 million for the same period of 2011. Gross profit as a percentage of revenues was 17.4% for the six months ended June 30, 2012, as compared to 22.3% for the same period of 2011. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses increased by $0.3 million, or 13.1%, to $2.6 million for the six months ended June 30, 2012, from $2.3 million for the same period of 2011. Such increase resulted mainly from $0.2 million increase in staff costs, which include salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, selling expenses for the six months ended June 30, 2012 increased to 4.0%, from 3.8% for the same period of 2011.

General and administrative expenses. Our general and administrative expenses increased by $0.1 million, or 1.8%, to $4.9 million for the six months ended June 30, 2012, from $4.8 million for the same period of 2011. This was mainly attributable to a $0.2 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses, offset by a $0.1 million decrease in R&D expenses. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2012 decreased to 7.5%, as compared to 8.1% for the same period of 2011.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.2 million and $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Income tax expense. Our income tax expense decreased to $0.7 million for the six months ended June 30, 2012, as compared to $1.1 million for the same period of 2011. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $2.5 million, or 44.1%, to $3.2 million for the six months ended June 30, 2012, from $5.7 million for the same period of 2011.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of June 30, 2012, we had cash and cash equivalents of $14.4 million and restricted cash of $18.5 million. We anticipate that cash on hand and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$8,552,805	$(9,664,935)
Net cash used in investing activities	(11,670,324)	(2,343,201)
Net cash used in financing activities	(1,956,129)	-
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	140,795	546,374
Net increase (decrease) in cash and cash equivalents	(4,932,853)	(11,461,762)
Cash and cash equivalents at beginning of the period	19,294,089	35,581,323
Cash and cash equivalent at end of the period	$14,361,236	$24,119,561

Operating Activities

Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2012, as compared to $9.7 million net cash used in operating activities for the same period of 2011. This was attributable to our net income of $3.2 million, adjusted by depreciation and amortization expenses of $2.2 million, and a net increase in cash from working capital items of $3.2 million.

Investing Activities

Net cash used in investing activities was $11.7 million for the six months ended June 30, 2012, as compared to $2.3 million for the same period of 2011. The $11.7 million was used for purchases of property, plant and equipment and prepayment for construction in progress, primarily related to machinery purchases and plant construction of our paper mill.

Financing Activities

Net cash used in financing activities was $2.0 million for the six months ended June 30, 2012, as compared to nil for the same period of 2011. During the six months ended June 30, 2012, we received proceeds from borrowings amounting to $11.2 million and repaid loans amounting to $13.3 million.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Recent Accounting Pronouncements

See Note 2 (w) (recently issued accounting standards) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, cash flows, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during second quarter.

No repurchases of our common stock were made during the second quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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