Form 10-Q
period 2012-09-30
China Shengda Packaging Group Inc.
filed 2012-11-13
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures.	9

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.	10
Item 1A.	Risk Factors.	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Mine Safety Disclosures.	10
Item 5.	Other Information.	10
Item 6.	Exhibits	10

CHINA SHENGDA PACKAGING GROUP INC.

_________________________________________

Consolidated Financial Statements

September 30, 2012

_________________________________________

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
Page
Consolidated financial statements:
Consolidated balance sheets	F-1
Consolidated statements of income and comprehensive income	F-2
Consolidated statements of cash flows	F-3
Notes to the consolidated financial statements	F-4~F-23

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in US$)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,674,879	$19,294,089
Restricted cash	19,273,619	7,851,387
Accounts and notes receivable, net	35,695,488	36,835,095
Inventories	16,005,196	19,449,954
Prepayments and other receivables	2,073,798	929,126
Amount due from related parties	105,260	133,608
Total current assets	89,828,240	84,493,259

Non-current assets
Property, plant and equipment, net	46,386,604	34,573,246
Prepayment for land use right to related party	11,868,967	11,805,000
Prepayment for construction in progress	7,899,127	5,424,412
Customer relationship, net	194,241	550,316
Deferred tax assets	362,806	409,845
Goodwill	175,443	174,497
Total assets	$156,715,428	$137,430,575

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$34,629,268	$18,750,719
Amounts due to related parties	653,067	137,689
Accrued expenses and other payables	3,376,072	1,651,283
Taxes payable	1,377,996	3,358,902
Short-term loans	3,500,000	10,073,600
Total current liabilities	43,536,403	33,972,193

Non-current liabilities
Long-term loans	9,000,000	4,500,000
Deferred tax liabilities	48,560	137,579
Total liabilities	52,584,963	38,609,772

Commitment and contingencies		-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued at September 30, 2012 and December 31, 2011, 38,790,811 outstanding at September 30, 2012 and December 31, 2011, respectively)	39,456	39,456
Treasury stock (665,500 shares both at September 30, 2012 and December 31, 2011)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,843,616	6,843,616
Unappropriated retained earnings	44,994,987	40,438,219
Accumulated other comprehensive income	8,807,289	8,258,441
Total stockholder’s equity	103,721,147	98,615,531
Noncontrolling interest	409,318	205,272
Total equity	104,130,465	98,820,803
Total liabilities and equity	$156,715,428	$137,430,575

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Amounts in US$)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$33,033,566	$33,643,951	$98,151,414	$93,155,316
Cost of goods sold	27,019,968	27,693,050	80,827,790	73,920,644
Gross profit	6,013,598	5,950,901	17,323,624	19,234,672
Operating expenses
Selling expenses	1,379,774	1,100,302	3,961,498	3,382,469
General and administrative expenses	2,940,979	2,354,326	7,847,277	7,173,391
	4,320,753	3,454,628	11,808,775	10,555,860
Other income (expenses)
Interest income	118,520	89,150	298,716	300,560
Interest expense	(115,577)	(145,378)	(487,640)	(474,966)
Subsidy income	46,309	259,002	263,714	965,652
Other	(16,878)	-	7,142	-
	32,374	202,774	81,932	791,246
Income before income tax expense and noncontrolling interest	1,725,219	2,699,047	5,596,781	9,470,058

Income tax expense	365,352	386,023	1,044,868	1,444,026
Net income	1,359,867	2,313,024	4,551,913	8,026,032
Less: net loss attributable to noncontrolling interest	1,663	-	4,855	-
Net income attributable to company’s
common stockholders	$1,361,530	$2,313,024	$4,556,768	$8,026,032

Basic and diluted earnings per share	$0.04	$0.06	$0.12	$0.20
Weighted-average number of shares outstanding - basic and diluted	38,790,811	39,347,806	38,790,811	39,419,745

Comprehensive income:
Net income	1,359,867	2,313,024	4,551,913	8,026,032
Foreign currency translation adjustment	(164,829)	1,064,392	548,508	3,016,379
Comprehensive income	1,195,038	3,377,416	5,100,421	11,042,411
Less: comprehensive loss attributable to noncontrolling interest	1,800	-	5,195	-

	$1,196,838	$3,377,416	$5,105,616	$11,042,411

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in US$)

	Nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$4,551,913	$8,026,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	3,333,527	2,963,822
Change in operating assets and liabilities:
Restricted cash	(3,426,845)	7,476,662
Accounts and notes receivable	1,345,391	(7,243,674)
Inventories	3,556,059	1,754,660
Prepayments and other receivables	(436,701)	953,133
Accounts and notes payable	12,824,684	(21,247,121)
Amount due to related party	544,609	(360,247)
Deferred tax	(40,572)	(39,441)
Accrued expenses and other payables	1,718,696	(172,777)
Tax payables	(2,002,434)	349,857
Net cash provided by (used in) operating activities	21,968,327	(7,539,094)

Cash flows from investing activities
Purchase of property, plant and equipment	(14,619,240)	(3,931,437)
Prepayment paid for construction in progress	(3,150,000)	-
Net cash used in investing activities	(17,769,240)	(3,931,437)

Cash flows from financing activities
Proceeds from short-term loans	6,662,447	18,029,700
Proceeds from long-term loan	4,495,863	-
Repayment of short-term loans	(13,301,664)	(20,033,000)
Restricted cash	(4,993,263)	-
Share purchase	-	(729,444)
Investment from noncontrolling interests	208,894	103,290
Net cash flows used in financing activities	(6,927,723)	(2,629,454)

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	109,426	915,998
Net changes in cash and cash equivalents	(2,619,210)	(13,183,987)
Cash and cash equivalents, beginning of period	19,294,089	35,581,323
Cash and cash equivalents, end of period	$16,674,879	$22,397,336

Cash paid during the period for:
Interest paid	$475,204	$474,966
Income taxes paid	$885,290	$2,346,838

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

The Company, formerly named as Healthplace Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2011. Great Shengda is engaged in manufacturing and processing corrugated fiberboard boxes and paper board and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011, with registered captital amounting to RMB88 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Change of reporting entity and basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2012 and for the nine-month periods ended September 30, 2012 and 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine-month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loans borrowed, amounting to $19,273,619 and $7,851,387 as of September 30, 2012 and December 31, 2011, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for nine months ended September 30, 2012 and 2011 respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2012 and December 31, 2011.

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

No value was written down for the inventories for nine months and three months ended September 30, 2012 and 2011, respectively.

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

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year- end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Accounting Standards Codification ( “ASC” ) Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,843,616 and US$6,843,616 respectively.

As of September 30, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color , Suzhou AA and Shuangsheng accounted for approximately 13.7%, 11.1%, 48.2%, 16.4% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,807,578 and US$2,614,211 for the nine months ended September 30, 2012 and 2011, respectively. US$919,817 and US$901,931were recorded in general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively.

(p)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil and US$17,083 for the nine months ended September 30, 2012 and 2011, respectively. Nil and US$2,512 was recorded in the selling expenses for three months ended September 30, 2012 and 2011, respectively.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$955,066 and US$855,929 for the nine months ended September 30, 2012 and 2011, respectively. US$369,269 and US$294,272 for three months ended September 30, 2012 and 2011, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2012 and December 31, 2011.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended November 9, 2012, The FASB has issued ASU No. 2012-01 through ASU 2012-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(x)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts and notes receivable. As of September 30, 2012 and December 31, 2011, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of Suppliers

The Company purchased its products from two major suppliers during the nine months ended September 30, 2012, accounting for 13% and 12% of the purchases, respectively. There are no purchases from supplier which individually represent greater than 10% of the total purchase for the three months ended September 30, 2012 and the nine month and three month periods ended September 30, 2011.

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

	Accounts and notes receivable consist of the following:

		September 30,	December 31,
		2012	2011
		(Unaudited)
	Accounts receivable	$30,223,109	$32,445,001
	Notes receivable	5,472,379	4,390,094
		$35,695,488	$36,835,095

No allowance for doubtful amounts was provided as of September 30, 2012 and December 31, 2011.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$14,516,989	$17,236,406
Finished goods	1,488,207	2,213,548
	$16,005,196	$19,449,954

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Prepayments	$1,851,191	$666,344
Other receivables	222,607	262,782
	$2,073,798	$929,126

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Buildings and improvements	$10,916,627	$9,010,793
Machinery	35,290,145	34,926,527
Office equipment and furnishing	653,982	705,849
Motor vehicles	1,580,326	1,536,442
Construction in progress	14,288,163	2,131,598
	62,729,243	48,311,209
Less: accumulated depreciation	(16,342,639)	(13,737,963)
	$46,386,604	$34,573,246

The Group recorded depreciation expenses of US$2,876,601 and US$2,538,608 for the nine months ended September 30, 2012 and 2011 respectively. US$961,600 and US$855,822 for the three months ended September 30, 2012 and 2011, respectively.

No property, plant and equipment were pledged as collateral for bank loans as of September 30, 2012 and December 31, 2011.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

7.	PREPAYMENT FOR CONSTRCUTION IN PROGRESS

As of September 30, 2012 and December 31, 2011, the Group prepaid US$8,598,571 and US$5,424,412 principally for Shuangdeng’s construction in progress located in Yancheng city, Jiangsu Province, PRC. All the prepayments were paid to the third party construction companies.

8.	PREPAYMENT FOR LAND USE RIGHT TO RELATED PARTY

In October 2010, Great Shengda prepaid US$11,887,968 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of a land use right, which is located in Yancheng city, Jiangsu province. The land use right, approximately 166,533 square meters in area, has a term of 50 years and will expire in December 2058. The land use right was purchased for construction of plants to expand the Group’s business, and its transaction price was determined with reference to market prices. As of September 30, 2012, the transferring of license of land use right is still awaiting the local government’s authorization.

9.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Customer relationship	2,170,052	2,158,357
Less: accumulated amortization	(1,975,811)	(1,608,041)
	$194,241	$550,316

Total amortization expenses were US$359,632 and US$355,081 for the nine months ended September 30, 2012 and 2011, respectively. US$119,877 and US$124,109 for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 customer relationship recognized in the acquisition of Hangzhou Shengming had a remaining useful life of three months, and will be amortized at US$91,875 in 2012. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of eleven month, and will be amortized at US$28,003 in 2012 and US$74,363 in 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

10.	BORROWINGS

Short-term loans consist of the following:

	September 30, 2012 (Unaudited)			December 31, 2011
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
				Benchmark of PBOC	Feb-16-2012	$3,148,000
Bank of China	LIBOR+2.5%	Apr-24- 2013	$3,500,000	3.30%	Jun-26-2012	3,935,000

Subtotal			$3,500,000			$7,083,000

Agricultural Bank of China				Benchmark
			-	of PBOC	15-Feb-2012	2,990,600
Total			$3,500,000			$10,073,600

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$6,951,711 and US$17,516,033 and weighted average interest rates of 4.23% and 5.29% for the nine months ended September 30, 2012 and 2011, respectively, and with weighted average balances of US$2,576,923and US$10,773,302 and weighted average interest rates of 4.33% and 5.04%for the three months ended September 30, 2012 and 2011, respectively.

Long-Term Loans consist of the following:

	September 30, 2012 (Unaudited)			December 31, 2011
		Maturity		Interest	Maturity
Lender	Interest rate	date	Balance	rate	date	Balance
Bank of China	LIBOR(USD)*+2.5%	Dec-28-2013	$4,500,000	LIBOR(USD) +2.5%	Dec-28-2013	$4,500,000

	LIBOR(USD)+2.5%	Feb-20-2014	$4,500,000
			$9,000,000			$4,500,000

Note* the effective interest rate was 3.6% as of September 30, 2012 and 5.8% as of December 31,2011.

The long term loan was with weighted average balances of US$8,283,333and nil and weighted average interest rates of 3.25% and nil for the nine months ended September 30, 2012 and 2011, and with weighted average balances of US$9,000,000 and nil and weighted average interest rates of 3.19% and nil for the three months ended September 30, 2012 and 2011 .

A restricted bank deposit of approximately US$9.9 million was provided by Great Shengda as collateral for the long-term loans. The remaining US$9.3 million restricted cash was the deposit for notes payable of Great Shengda and Shuangsheng. The long-term loans were denominated in USD for working capital purposes.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The following table summarizes the unused lines of credit:

	September 30, 2012 (Unaudited)					December 31, 2011
	Starting date	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender		date	amount	facility	date	date	amount	facility
	Feb-22-2012	Feb-22-2013	$7,912,644	$7,912,644	Jan-12-2011	Jan-12-2012	$20,462,000	$15,740,000
Bank of China	Feb-22-2012	Feb-22-2013	$12,660,231	$2,830,116	-	-	-	-

Agricultural
Bank of China	-	-	-	-	Feb-22-2011	Feb-22-2012	$4,722,000	$1,731,400
Total				$10,742,760			$25,184,000	$17,471,400

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand.

11.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Notes payable	$15,633,803	$15,602,719
Accounts payable	18,995,465	3,148,000
	$34,629,268	$18,750,719

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchase, , the amounts were US$12,660,231 and US$3,148,000 for the nine months ended September 30, 2012 and December 31,2011. The notes payable were issued by the Shuangsheng to its suppliers for construction materials and machinery, , the amounts were US$2,973,572 and nill for the nine months ended September 30, 2012 and December 31, 2011.All the notes payable were bank accepted notes payable without interest and due within six months.

12.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Advance from customers	$980,278	$333,666
Payroll and welfare payable	800,775	675,770
Other payables	886,278	411,683
Accrued expenses	708,211	230,164
	$3,376,072	$1,651,283

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

13.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		September 30,	December 31,
Related parties	Relationship	2012	2011
		(Unaudited)
Amounts due from related parties
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	103,655	118,699
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	1,605	14,909
		$105,260	$133,608

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$423,322	$77,118

Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	229,745	60,571
		$653,067	$137,689

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions as follows:

		Three months ended		Nine months ended
		September 30,		September 30,
Related parties	Relationship	2012	2011	2012	2011
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	66,597	66,027	200,123	194,547

Shengda Group	Controlled by the same ultimate stockholders	71,214	66,573	219,992	199,719
		280,238	132,600	641,795	394,266

Transportation service from related party

Shuangsheng Logistic	Controlled by the same ultimate stockholders	3,938	184,098	298,802	494,775

Sales to related party

Shuangdeng Paper	Controlled by the same ultimate stockholders	66,895	180	252,238	19,815

Zhejiang Shengda Xiangwei Chemical Co., Ltd.	Controlled by the same ultimate stockholders	54,913	-	152,067	-
		121,808	180	404,305	19,815

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	373,026	587,621	1,109,394	1,364,604

The transactions prices were determined with reference to market prices.

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Xiaoshan BOC under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan BOC. The maximum guaranteed amount is RMB80 million (approximately US$12.7 million) and RMB50 (approximately US$7.9 million) for any loans borrowed by Great and Shengda Hangzhou Shengming, respectively (Note 10).

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

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$49,918,871 as of September 30, 2012 and December 31, 2011 .

15.	TAXATION

Taxes payable are composed of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
VAT payable	$272,658	$2,341,700
Income tax payable	1,089,565	842,583
Other taxes payable	15,773	174,619
	$1,377,996	$3,358,902

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the nine months ended September 30, 2012 and 2011, the Company does not provide for U.S. income taxes on foreign subsidiary’s undistributed earnings as they will be permanently reinvested in foreign operations.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$542,258	$676,092	$1,585,141	$2,415,208
Effect of tax holiday	(177,456)	(289,962)	(540,273)	(959,332)
Others	550	(107)	-	(11,850)
Effective enterprise income tax	$365,352	$386,023	$1,044,868	$1,444,026

The significant components of income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$404,935	$399,408	$1,111,524	$1,483,467
Deferred tax benefits	(39,583)	(13,385)	(66,656)	(39,441)
Income tax expenses	$365,352	$386,023	$1,044,868	$1,444,026

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$362,806	$409,845
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(48,560)	$(137,579)

16.	COMMITMENTS AND CONTINGENCIES

 The Group has entered into construction for a factory. The estimated annual capital commitment is as follows:

Year	Amount
2012	$14,223,290
2013 and thereafter	634,088
Total	$14,857,378

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2012	$891,337
2013 and thereafter	-
Total	$891,337

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of September 30, 2012 and December 31, 2011.

17.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

18.	TREASURY STOCK

The Company has 665,500 common shares at a cost of $729,444 both as of September 30, 2012 and December 31, 2011. Cost method is adopted for the treasury stock.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

19.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the nine months ended September 30, 2012 and 2011, and for the three months ended September 30, 2012 and 2011:

	Three month ended September 30,		Nine month ended September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to China Shengda Packaging’ common stockholders	$1,361,530	$2,313,024	$4,556,768	$8,026,032
Weighted average number of common shares outstanding – basic and diluted	38,790,811	39,347,806	38,790,811	39,419,745
Earnings per share – basic and diluted	$0.04	$0.06	$0.12	$0.20

20.	SUBSEQUENT EVENT

On October 15, 2012, the Company announced that the board of directors received a preliminary, non-binding letter from the Chairman Mr. Fang, which stated that Mr. Fang intends to acquire all of the outstanding shares of the Company’s common stock not currently owned by him or his family in a going private transaction at a proposed price of $1.40 per share in cash. Following receipt of the proposal, the board of directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals. No decisions have been made by the special committee with respect to the response to Mr. Fang’s proposal and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that Mr. Fang’s proposal or any other transaction will be approved or consummated.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of September 30, 2012 was approximately 545 million square meters.

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

Recent Developments

On October 15, 2012, we announced that our Board of Directors received a preliminary, non-binding letter from our Chairman Mr. Fang, which stated that Mr. Fang intends to acquire all of the outstanding shares of the Company’s common stock not currently owned by him or his family in a going private transaction at a proposed price of $1.40 per share in cash. Following receipt of the proposal, our Board of Directors formed a special committee of independent directors to consider the proposal and any amendments thereto as well as any alternative proposals. No decisions have been made by the special committee with respect to our response to Mr. Fang’s proposal and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that Mr. Fang’s proposal or any other transaction will be approved or consummated.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2012:

  Revenues: Revenues decreased by $0.6 million, or 1.8%, to $33.0 million for the three months ended September 30, 2012, from $33.6 million for the same period of last year.
  Gross Profit: Gross profit for the three months ended September 30, 2012 was $6.0 million, which was approximately the same as for the same period of 2011.
  Net income attributable to common stockholders: Net income attributed to stockholders decreased by $0.9 million, or 41.1%, to $1.4 million for the three months ended September 30, 2012, from $2.3 million for the same period of last year.
  Basic and diluted net income per share: Basic and diluted net income per share was $0.04 for the three months ended September 30, 2012, compared with $0.06 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011 (unaudited)

The following table sets forth key components of our results of operations during the three months ended September 30, 2012 and 2011, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$33,033,566	100.00%	$33,643,951	100.00%
Cost of goods sold	27,019,968	81.80%	27,693,050	82.31%
Gross profit	6,013,598	18.20%	5,950,901	17.69%
Operating expenses
Selling expenses	1,379,774	4.18%	1,100,302	3.27%
General and administrative expenses	2,940,979	8.90%	2,354,326	7.00%
Total operating expenses	4,320,753	13.08%	3,454,628	10.27%
Other income (expenses)
Interest income	118,520	0.36%	89,150	0.26%
Interest expense	(115,577)	(0.35)%	(145,378)	(0.43)%
Subsidy income	46,309	0.14%	259,002	0.77%
Other	(16,878)	(0.05)%	-	-
Total other income (expenses)	32,374	0.10%	202,774	0.60%
Income before income tax expense and noncontrolling interest	1,725,219	5.22%	2,699,047	8.02%
Income tax expense	365,352	1.11%	386,023	1.15%
Net income	1,359,867	4.12%	2,313,024	6.88%
Less: net income attributable to noncontrolling interest	1,663	0.01%	-	-
Net income attributable to common stockholders	$1,361,530	4.12%	$2,313,024	6.88%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues decreased by $0.6 million, or 1.8%, to $33.0 million for the three months ended September 30, 2012, from $33.6 million for the same period of 2011. The decrease was mainly attributable to the decrease in sales volume, partially offset by the increase in average prices per square meter. The average price per square meter increased by approximately 1.9%, to approximately $0.39 for the three months ended September 30, 2012, from approximately $0.38 in the same period of 2011. Sales volume decreased by 3.2 million square meters, or 3.6%, to 84.4 million square meters for the three months ended September 30, 2012, from 87.6 million square meters for the same period of 2011. The decreased sales volume was mainly the result of the challenges resulting from the domestic and foreign economic environment.

For the three months ended September 30, 2012, color cartons accounted for 31.3% of our revenues and flexo cartons accounted for 68.7% of our revenues, compared to 28.3% and 71.7%, respectively, for the same period of 2011. Average per square meter prices for our color cartons and flexo cartons for the three months ended September 30, 2012 were approximately $0.41 and $0.38, respectively, as compared to approximately $0.44 and $0.36, respectively, for the same period of 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers were home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 23.6% and 36.4%, respectively, of our revenues for the three months ended September 30, 2012, compared to 24.1% and 26.6%, respectively, of our revenues in the three months ended September 30, 2011.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold decreased by $0.7 million, or 2.4%, to $27.0 million for the three months ended September 30, 2012, from $27.7 million for the same period of 2011, which was mainly attributable to the decrease in sales volume described above. Average cost of goods sold per square meter for the three months ended September 30, 2012 was approximately $0.32, which was approximately the same as for the same period of 2011. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit for the three months ended September 30, 2012 was $6.0 million, which remained constant as for the same period of 2011. Gross profit from flexo cartons decreased by $0.1 million, or 1.5%, to $3.8 million for the three months ended September 30, 2012, from $3.9 million for the same period of 2011. Gross profit from color cartons increased by $0.1 million, or 7.4%, to $2.1 million for the three months ended September 30, 2012, from $2.0 million for the same period of 2011. Gross profit as a percentage of revenues was 18.2% for the three months ended September 30, 2012, as compared to 17.7% for the same period of 2011.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.3 million, or 25.4%, to $1.4 million for the three months ended September 30, 2012, from $1.1 million for the same period of 2011. Such increase resulted mainly from $0.1 million increase in staff costs, which include salary, benefits, social insurance and other relevant staff expenses; and $0.2 million increase in freight. As a percentage of revenues, selling expenses for the three months ended September 30, 2012 increased to 4.2%, from 3.3% for the same period of 2011.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.5 million, or 24.9%, to $2.9 million for the three months ended September 30, 2012, from $2.4 million for the same period of 2011. Such increase resulted mainly from $0.2 million increase in staff costs, which include salary, benefits, social insurance and other relevant staff expenses; and $0.2 million increase in office expenses, travelling expenses and other general and administrative expenses. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2012 increased to 8.9%, as compared to 7.0% for the same period of 2011.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.05 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively.

Income tax expense. Our income tax expense was $0.4 million for the three months ended September 30, 2012, which was approximately the same as for the same period of 2011.

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

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.9 million, or 41.1%, to $1.4 million for the three months ended September 30, 2012, from $2.3 million for the same period of 2011.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011 (unaudited)

The following table sets forth key components of our results of operations during the nine months ended September 30, 2012 and 2011, both in dollars and as a percentage of our revenues.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$98,151,414	100.00%	$93,155,316	100.00%
Cost of goods sold	80,827,790	82.35%	73,920,644	79.35%
Gross profit	17,323,624	17.65%	19,234,672	20.65%
Operating expenses
Selling expenses	3,961,498	4.04%	3,382,469	3.63%
General and administrative expenses	7,847,277	8.00%	7,173,391	7.70%
Total operating expenses	11,808,775	12.03%	10,555,860	11.33%
Other income (expenses)
Interest income	298,716	0.30%	300,560	0.32%
Interest expense	(487,640)	(0.50)%	(474,966)	(0.51)%
Subsidy income	263,714	0.27%	965,652	1.04%
Other	7,142	0.01%	-	-
Total other income (expenses)	81,932	0.08%	791,246	0.85%
Income before income tax expense and noncontrolling interest	5,596,781	5.70%	9,470,058	10.17%
Income tax expense	1,044,868	1.06%	1,444,026	1.55%
Net income	4,551,913	4.64%	8,026,032	8.62%
Less: net income attributable to noncontrolling interest	4,855	0.00%	-	-
Net income attributable to common stockholders	$4,556,768	4.64%	$8,026,032	8.62%

Revenues. Our revenues increased by $5.0 million, or 5.4%, to $98.2 million for the nine months ended September 30, 2012, from $93.2 million for the same period of 2011. The increase was primarily attributable to the increase in sales volume. The average price per square meter increased by $0.01, or 2.1%, to $0.39 for the nine months ended September 30, 2012, from $0.38 in the same period of 2011. Sales volume increased by 7.6 million square meters, or 3.2%, to 249.0 million square meters for the nine months ended September 30, 2012, from 241.4 million square meters for the same period of 2011. The increased sales volume was mainly the result of greater efforts by our sales team to get purchase orders, even though there were challenges resulting from the domestic and foreign economic environment.

For the nine months ended September 30, 2012, color cartons accounted for 29.7% of our revenues and flexo cartons accounted for 70.3% of our revenues, compared to 27.8% and 72.2%, respectively, for the same period of 2011. Average per square meter prices for our color cartons and flexo cartons for the nine months ended September 30, 2012 were approximately $0.42 and $0.38, respectively, as compared to approximately $0.44 and $0.37, respectively, for the same period of 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers were home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 26.1% and 32.8%, respectively, of our revenues for the nine months ended September 30, 2012, compared to 23.9% and 25.5%, respectively, of our revenues in the nine months ended September 30, 2011.

Cost of goods sold. Our cost of goods sold increased by $6.9 million, or 9.3%, to $80.8 million for the nine months ended September 30, 2012, from $73.9 million for the same period of 2011. Average cost of goods sold per square meter for the nine months ended September 30, 2012 was approximately $0.32, an increase of approximately $0.01, as compared to approximately $0.31 for the same period of 2011. This increase was primarily due to the increased cost of raw materials. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $1.9 million, or 9.9%, to $17.3 million for the nine months ended September 30, 2012, from $19.2 million for the same period of 2011. Gross profit from flexo cartons decreased by $1.5 million, or 11.5%, to $11.7 million for the nine months ended September 30, 2012, from $13.2 million for the same period of 2011. Gross profit from color cartons decreased by $0.4 million, or 19.3%, to $5.6 million for the nine months ended September 30, 2012, from $6.0 million for the same period of 2011. Gross profit as a percentage of revenues was 17.7% for the nine months ended September 30, 2012, as compared to 20.6% for the same period of 2011. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses increased by $0.6 million, or 17.1%, to $4.0 million for the nine months ended September 30, 2012, from $3.4 million for the same period of 2011. Such increase resulted mainly from $0.3 million increase in staff costs, which include salary, benefits, social insurance and other relevant staff expenses; and $0.3 million increase in freight. As a percentage of revenues, selling expenses for the nine months ended September 30, 2012 increased to 4.0%, from 3.6% for the same period of 2011.

General and administrative expenses. Our general and administrative expenses increased by $0.6 million, or 9.4%, to $7.8 million for the nine months ended September 30, 2012, from $7.2 million for the same period of 2011. This was mainly attributable to a $0.4 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2012 increased to 8.0%, as compared to 7.7% for the same period of 2011.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.3 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Income tax expense. Our income tax expense decreased to $1.0 million for the nine months ended September 30, 2012, as compared to $1.4 million for the same period of 2011. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $3.5 million, or 43.2%, to $4.5 million for the nine months ended September 30, 2012, from $8.0 million for the same period of 2011.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of September 30, 2012, we had cash and cash equivalents of $16.7 million and restricted cash of $19.3 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$21,968,327	$(7,539,094)
Net cash used in investing activities	(17,769,240)	(3,931,437)
Net cash used in financing activities	(6,927,723)	(2,629,454)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	109,425	915,998
Net decrease in cash and cash equivalents	(2,619,210)	(13,183,987)
Cash and cash equivalents at beginning of the period	19,294,089	35,581,323
Cash and cash equivalent at end of the period	$16,674,879	$22,397,336

Operating Activities

Net cash provided by operating activities was $22.0 million for the nine months ended September 30, 2012, as compared to $7.5 million net cash used in operating activities for the same period of 2011. This was attributable to our net income of $4.6 million, adjusted by depreciation and amortization expenses of $3.3 million, and a net increase in cash from working capital items of $14.1 million.

Investing Activities

Net cash used in investing activities was $17.8 million for the nine months ended September 30, 2012, as compared to $4.0 million for the same period of 2011. The $17.8 million was used for purchases of property, plant and equipment and prepayment for construction in progress, primarily related to machinery purchases and plant construction of our paper mill.

Financing Activities

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2012, as compared to $2.6 million for the same period of 2011. During the nine months ended September 30, 2012, we received proceeds from borrowings amounting to $11.2 million, repaid loans amounting to $13.3 million, and deposited restricted cash amounting to $5.0 million for the loans as collateral.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Recent Accounting Pronouncements

See Note 2(w) (recently issued accounting standards) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have material adverse effect on our business, cash flow, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2012, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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