Form 10-Q/A
period 2012-09-30
China Shengda Packaging Group Inc.
filed 2012-11-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) solely to add disclosures under the Section titled “Recent Developments” on page 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the “Original Filing”).

Recent Developments

On October 15, 2012, we announced that our Board of Directors received a preliminary, non-binding letter from our Chairman Mr. Fang, which stated that Mr. Fang intends to acquire all of the outstanding shares of the Company’s common stock not currently owned by him or his family in a going private transaction at a proposed price of $1.40 per share in cash. Following receipt of the proposal, our Board of Directors formed a special committee of independent directors (the “Special Committee”) to consider the proposal and any amendments thereto as well as any alternative proposals. No decisions have been made by the special committee with respect to our response to Mr. Fang’s proposal and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that Mr. Fang’s proposal or any other transaction will be approved or consummated.

On November 13, 2012, the Special Committee received a letter (the “Letter”) from Mr. Fang that he decided to withdraw the preliminary non-binding proposal that he submitted to the Board on October 15, 2012 to acquire all of the shares of common stock of the Company that are not currently owned by him and his family in a going-private transaction, although he intends to continue to pursue a possible going-private transaction with respect to the Company. Mr. Fang stated in an amendment to his Schedule 13D filing with the Securities and Exchange Commission that he is in preliminary discussions with a limited number of shareholders of the Company and potential debt financing sources, including VStone Investment Management Limited, in each case regarding their potential participation in a going private transaction, and that he may approach one or more other shareholders of the Company for such purpose. There can be no assurance, however, that Mr. Fang will make another proposal to take the Company private in the future or that if he does make another proposal to take the Company private that it will be consummated.

No other changes were made to the Original Filing. This Amendment No. 1 relates to original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing, except as herein reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
Ken He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)