Form 10-K
period 2012-12-31
China Shengda Packaging Group Inc.
filed 2013-03-29
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes [   ]                                   No [ X ]

As of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $12.9 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 38,790,811 shares of the registrant’s common stock outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTES

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
  “Shengda Color” are to Zhejiang Shengda Color Pre-printing Co., Ltd., a PRC company;
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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume in 2012 reached 317.4 million square meters with an annual production capacity of 545 million square meters in 2012.

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

Our total revenues for the year ended December 31, 2012 were $125.3 million, an increase of $1.3 million, or 1.1%, from $124.0 million for the year ended December 31, 2011. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2012 was $5.6 million, a decrease of $4.0 million, or 42.2%, from $9.6 million for the year ended December 31, 2011.

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

Through our ownership of Evercharm and its principal PRC operating subsidiaries, Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA, we design, manufacture and sell paper cartons and offer packaging solutions to principally consumer and industrial goods manufacturing companies in China. Prior to the formation of Great Shengda, Zhejiang New Shengda operated our paper packaging business. Since 1999, the business had been managed under the leadership of Nengbin Fang, Zhejiang New Shengda’s then general manager and our current Chairman. In 2004, when Great Shengda was incorporated, Zhejiang New Shengda transferred all of its paper packaging assets to Great Shengda and became a dormant company, and Mr. Fang became the Chairman of Great Shengda to continue to manage the business.

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

Our Corporate Structure

All of our business operations are conducted through our Chinese subsidiaries. The chart below presents our corporate structure as of the date of this report:

Our Industry

The Paper Packaging Market in China

Our industry has grown steadily since the mid-1980s with one of the highest growth rates in the international packaging market. Corrugated packaging is the largest subsector of the paper packaging industry in China.

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

Our Products

The corrugated paper cartons that we design, manufacture and sell are flexo-printed or color-printed paper boxes. Our corrugated paper cartons are used for a wide variety of products, such as food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, furniture, garments, machinery and other consumer and industrial goods. Our paper cartons are available in a wide range of sizes and strengths depending on the type, weight and size of the products and the manner in which these paper cartons are used. For the year ended December 31, 2012, approximately 71.3% and 28.7% of our sales revenue was generated from sales of our flexo-printed and color-printed boxes, respectively, as compared to approximately 72.9% and 27.1%, respectively, for the year ended December 31, 2011.

The following charts illustrate the sales revenue breakdown by paper carton type and end market for 2012:

Revenue Breakdown by Carton Type
Year Ended December 31, 2012

Revenue Breakdown by End Market
Year Ended December 31, 2012

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

Manufacturing and Production

All of our production plants are strategically located within the YRD, the PRC manufacturing belt. We lease most of manufacturing facilities which also contain administrative offices. We own all of equipment and machines.

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

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2012 and 2011:

		Flexo-Printed	Color-Printed
	Paperboards	Paper Cartons	Paper Cartons
	(square meters)	(square meters)	(square meters)
As of December 31, 2012
Annual Production Capacity(1)	545 million	363 million	182 million
Actual Production Volume	317 million	231 million	86 million
As of December 31, 2011
Annual Production Capacity(1)	545 million	363 million	182 million
Actual Production Volume	322 million	246 million	76 million

(1)	Annual production capacity = (The approximate daily maximum production for paperboards, flexo-printed paper cartons or color-printed paper cartons) x 365 days.

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

Product Design

After receiving orders from customers, we meet with our customers to understand their products and target consumer market, and then assist them in designing packaging that is suitable for their purposes and that appeal to their consumers.

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

Color-printing. Offset color printing utilizes oil-based ink to print. The visual effect of color-printed artwork is superior to ink-printed artwork. Artwork pre-approved by customers are either captured on film and transferred onto printing plates, or transferred directly onto printing plates from the computer using the computer-to-plate, or CTP, method. CTP involves the transfer of digital images of artwork from computers directly onto printing plates without the use of film. CTP produces images that are closer to the customers’ original artwork and produces cleaner and sharper results and saves time by eliminating the use of film.

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

Lamination and varnishing. Depending on the design specifications and the customer’s requirements, the prints may need a layer of lamination or liquid varnishing. This makes the printed artwork water resistant and gives it a glossy appearance.

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

Suppliers and Supplier Arrangements

Our major suppliers who accounted for 5% or more of our purchases for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
Supplier	2012	2011
Zhejiang Jingxing Paper Group Papermaking Co., Ltd.	7.2%	<5%
Wuxi Rongcheng Paper Co., Ltd.	6.3%	6.5%
Jiangsu Chang Feng Paper Factory	8.0%	5.9%
Jiangsu Lee & Man Paper Manufacturing Co., Ltd.	8.9%	<5%
Zhejiang Rongcheng Paper Co. Ltd.	12.1%	8.6%
Jian Group Co., Ltd	11.2%	<5%
Anhui Shanying Paper Co., Ltd	7.4%	<5%
Jiaxing Dahua Paper Co., Ltd	5.9%	<5%

The typical term of a supply contract is less than six months. The purchase prices are generally negotiated every month or every two to three months. In some cases, the prices for raw materials per ton may be fixed in the contract. Our suppliers generally allow us 60 to 120 days’ credit.

Our Customers

We have a diversified customer base in a broad range of end markets. In 2012, we had more than 900 customers. Our five largest customers are Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd, Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company, most of whom are Top 500 Chinese Enterprises. We strive to continually increase and diversify our customer base.

For the periods indicated, our major customers who accounted for 5% or more of our total revenue are as follows:

	Year Ended December 31,
Customer	2012	2011
Suzhou Samsung Electrical Co., Ltd.	7.5%	<5%
Hangzhou Cigarette Company	5.3%	5.5%
Nongfu Spring Co., Ltd.	7.3%	5.6%
Hangzhou Panasonic Home Electrical Appliance Co., Ltd.	8.7%	5.7%
China Resources Snow Breweries Co., Ltd.	6.2%	<5%

We generally provide customized products to our customers, so we negotiate individual contracts with our customers based on their particular requirements. We usually start with a base product price for the specific product category and quantity, then consider process requirements, technical difficulties, level of competition in the market and specific process required for the particular product to arrive at the final price for a product. We are responsible for delivery, and the transportation cost will be included in the price. We generally allow our customers 60 to 120 days’ credit. For 2012 and 2011, our accounts receivable turnover days were 106 days and 104 days, respectively.

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

Sales and Marketing

Our sales and marketing department has 51 sales personnel and marketing executives as of December 31, 2012. Our sales and marketing department is responsible for setting sales and marketing strategies and promoting our products.

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

Customer Service

Our customer service department was comprised of 38 customer service personnel as of December 31, 2012. The customer service department provides pre-sales services such as sample designs; sales services such as production monitoring to ensure timely delivery of products; and after-sales customer service such as feedback and guidance on product usage. Our after-sales customer service is available to our customers 24 hours a day throughout the year.

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

Research and Development (R&D)

R&D is one of the key factors that has helped us to maintain our competitive strength and leading position in the industry. As of December 31, 2012, our R&D team consisted of 40 experienced professionals, many of whom are certified engineers. Our R&D team includes several key experts who have extensive knowledge about and experience in our industry. In addition to conducting our own research, our R&D department enters into collaborative agreements with reputable academic and research institutions, principally in the YRD, from time to time to carry out specific R&D projects. We have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. Under such R&D collaborative partnerships, these institutions provide technical expertise to complement our existing R&D capabilities, while we provide the necessary funding for the R&D projects. We have ownership of the results of the research and the proprietary rights of the products and technology developed through these collaborative projects. We believe that we will continue to improve our research and development capabilities by leveraging our strong R&D platform and expertise of these institutions. With our in-house R&D capabilities and collaborative programs, we have developed 19 items of technical know-how, patents for all of which have been approved by the Intellectual Property Office of China.

We have expended more effort and resources on R&D activities in recent years. R&D costs amounted to $4,277,373 and $4,065,733 for the years ended December 31, 2012 and 2011, respectively. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality, while lowering production costs. For example, our ongoing research and development projects include waterproof paper cartons with low-temperature endurance and high-strength corrugated paper agglutination technique.

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

We have been granted the following patents, each of which will expire 10 years from the application date:

Patent	Type	Application Date	Issue Date
Foldable water containing paper	Utility model	April 13, 2009	March 31, 2010
Corrugated paper boxes with preservation device	Utility model	April 13, 2009	March 31, 2010
Interior structure for circular packing	Utility model	April 13, 2009	March 31, 2010
Spraying device for hot board of corrugated machine	Utility model	April 13, 2009	March 31, 2010
Paper packing box for textiles	Utility model	April 13, 2009	March 31, 2010
Movable supermarket display shelf	Utility model	April 13, 2009	March 31, 2010
Structure of hand handler on packing box	Utility model	April 13, 2009	March 31, 2010
Paper display shelf	Utility model	April 13, 2009	March 31, 2010
Air abstractor box for corrugated machine	Utility model	April 13, 2009	March 31, 2010
Double-layer paper board with inclined corrugation for tray	Utility model	November 25, 2010	June 8, 2011
Packaging buffer	Utility model	November 25, 2010	August 10, 2011
Double-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Triple-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Corrugated paper board with synclastic corrugation	Utility model	November 25, 2010	August 24, 2011
Strengthened paper board for tray	Utility model	November 25, 2010	August 24, 2011
Locating piece used for wastage clear board	Utility model	April 13, 2009	January 25, 2012
The preparation method of water-resistant adhesive used for corrugated paper manufacturing	Invention Patent	August 1, 2010	April 18, 2012
Stick device for automatic pull-tear tape of corrugated paper carton	Utility model	December 7, 2011	August 1, 2012
Production specialized equipment of composite corrugated paper board	Utility model	December 7, 2011	August 1, 2012

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

Paper Packaging Industrial Laws and Regulations

We are subject to governmental regulations related to paper printing and packaging industry. The Regulations on the Administration of Printing Industry requires us to obtain a printing license before production. Great Shengda, Hangzhou Shengming and Suzhou AA each possess a printing license for package decoration printing and Shengda Color has a printing license for package decoration printing and printing of other printed matters. The printing license held by Great Shengda is valid until December 31, 2017, and the printing license held by Suzhou AA is valid until November 17, 2013, each of which is renewable at expiration by application to the relevant authorities. The printing licenses held by Shengda Color and Hangzhou Shengming were valid until December 31, 2012, and the companies are in the process of renewing with local authorities.

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

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

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

Our Employees

As of December 31, 2012, we had a total of 1,412 full-time employees. The following table sets forth the number of employees by function:

Department	Number of Employees
Senior Management	8
Sales and Marketing	51
Development Strategies Department	22
Engineering Department	43
Quality Control	86
Human Resources & Administration	8
Accounting	20
Manufacturing Staff	1,174
TOTAL	1,412

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

Insurance

We have purchased the following insurance policies: (1) property all-risks insurance in respect of our existing fixed assets and properties under construction, and inventories; and (2) insurance against damage of selected key equipment, such as the BHS2800 paperboard production line and EMBA multi-purpose paper carton flexo-printing production lines. All of the policies are effective and the premiums have been paid. These insurance policies are reviewed annually to ensure that the coverage is adequate.

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

RISKS RELATED TO OUR BUSINESS

We may not be able to sustain our growth, and the continuation of growth may strain our resources.

Our business has grown and evolved rapidly since our establishment, as demonstrated by our growth in revenue from $79.1 million in 2007 to $125.3 million in 2012. Our net income attributable to our common stockholders has grown from approximately $7.9 million in 2007 to $9.6 million in 2011. However, our net income attributable to our common stockholders decreased to $5.6 million in 2012. We may not be able to achieve growth in future periods. Therefore, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects in the future. Our ability to achieve satisfactory operating results at higher sales volumes is unproven. In addition, our rapid expansion could significantly strain our resources, management and operational infrastructure, which could impair our ability to meet increased demand for our products and hurt our business results. You should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

Sales to our five major customers, Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd., Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company accounted in aggregate for approximately 35.0% of our revenue for 2012.

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

We may raise additional funds by issuing equity, equity-linked securities or debt securities or by borrowing from banks or other resources. We cannot ensure that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on acceptable terms, we will not be able to implement such plans fully. Even if we succeed in obtaining financing, such financing may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate.

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

Covenants in certain loan agreements entered into by us restrict our ability to engage in or enter into a variety of transactions, which may cause disruption to our business operations and have a material adverse effect on our business operations.

We have entered into loan agreements with banks in the PRC which contain various covenants that may limit our discretion in operating the business of our subsidiaries.

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

Great Shengda holds a printing license for decorative printing on packages, valid until December 31, 2017. Suzhou AA holds a printing license for decorative printing on packages, valid until November 17, 2013. These printing licenses are renewable at the end of their terms by application to the relevant authorities. The printing license held by Shengda Color and Hangzhou Shengming were valid until December 31, 2012, and the companies are in the process of renewing the licences with local authorities. If our printing licenses are revoked or suspended or we are unable to renew a printing license for any reason, we cannot assure you that our business operations will not be stopped and, correspondingly, our financial performance would be adversely affected.

Suzhou AA is in the process of obtaining various approvals, permits and licenses, including, but not limited to, certain environmental approvals and a pollutant discharge permit. We cannot assure you that we will be successful and timely in obtaining such approvals, licenses and permits. Failure to do so may subject us to monetary fines or other penalties, including possible suspension of Suzhou AA’s operations.

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

Our business is materially dependent on our intellectual property. Our technical know-how is the result of our research and development efforts, which we believe to be proprietary and unique. We have obtained 19 patents for utility models. We cannot, however, assure you that we will be able to prevent third parties from infringing our intellectual property rights and utilize our patented technology. Further, third parties may assert infringement claims against us with respect to our intellectual property or attempt to invalidate our patents; we cannot assure you that such claims will not be successful. Even if we succeed in establishing or protecting our intellectual property rights, we could incur substantial costs and divert significant management resources in enforcing our right or defending any claims. If any party succeeds in asserting a claim against us relating to a disputed intellectual property, we may need to obtain licenses to continue to use the relevant design or technology. We cannot assure you that we will be able to obtain these licenses on commercially reasonable terms, if at all. Failure to obtain the necessary licenses or other rights could cause our business results to suffer. We rely upon a combination of trade secrets, non-disclosure and other contractual agreements with our employees, as well as limitation of access to and distribution of our intellectual property, in our efforts to protect intellectual property. However, our efforts in this regard may be inadequate to deter misappropriation of our proprietary information or we may be unable to detect unauthorized use and take appropriate steps to enforce our rights. Policing unauthorized use of our intellectual property is difficult, and there can be no assurance that the steps taken by us will be successful. If litigation is necessary to safeguard our intellectual property rights, or to determine the validity and scope of the proprietary rights of others, we could incur substantial costs and diversion of our resources, which may have a material adverse effect on our business, financial condition, operating results or future prospects.

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

We typically grant our customers credit periods ranging from 60 to 120 days. For 2012 and 2011, our accounts receivable turnover days were 106 days and 104 days, respectively. If any future event derails the economic growth in China or undermines the confidence in or puts further strains on the world financial system, we may have to extend longer credit periods or our customers may become less creditworthy, which may materially adversely affect our financial condition.

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

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. Although our management believes that our internal control over financial reporting was effective as of December 31, 2012, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

Under PRC laws, all lease agreements are required to be registered with the local housing bureau, while as set forth above, not all our lease have been registered. This may expose both our lessors and our subsidiaries to potential monetary fines. Some of our rights under the unregistered leases may also be subordinated to the rights of third parties.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China, or PBOC, regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on NonResident Enterprises' Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We currently do not have any land use rights. We are currently in the process of acquiring land use rights from Shuangdeng Paper Industrial Company Limited for land of approximately 166,533 square meters in area located in Yancheng City, Jiangsu Province. The land use rights have a term of 50 years expiring in December 2058. We intend to acquire the land use rights for the construction of plants to expand our business. We lease most of the land and buildings that we need to operate our business from related parties.

Great Shengda leases 110,894 square meters land use right at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone from Xin Shengda. Our directors, Nengbin Fang and Congyi Fang, are two of the owners of Xin Shengda. The lease term is from January 1, 2013 to December 31, 2013 and the annual rental rate is RMB 1 million (approximately $0.16 million). Great Shengda leases additional property, also located No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, from Xin Shengda consisting of office buildings and warehouses. The annual rental rate is RMB 0.68 million (approximately $0.11 million).

Shengda Color leases 33,500 square meters land use right from Zhejiang Shuang Ke Da Weaving Co., Ltd.(“Shuang Ke Da”). This property is located at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term is from January 1, 2013 to December 31, 2013 and the annual rental rate is RMB 0.5 million (approximately $0.08 million). Shengda Color also leases 30,661 square meters, consisting of buildings and a plant, from from Shuang Ke Da at Xiang He Qiao Village under a lease that began January 1, 2013 and ends December 31, 2013. The annual rental rate is RMB 0.7 million (approximately $0.11 million).

Hangzhou Shengming, as lessee, maintains a 47,942 square meter land use right lease with SD Group, as lessor, at Xiang He Qiao Village. The lease term began January 1, 2013 and expires December 31, 2013. The annual rental rate is RMB 1 million (approximately $0.16 million). Hangzhou Shengming also leases 23,568 square meters, consisting of buildings and a plant, from SD Group at Xiang He Qiao Village under a lease that began January 1, 2013 and ends December 31, 2013. The annual rental rate is RMB 0.8 million (approximately $0.13 million).

As of December 31, 2012, our major equipment includes (i) one BHS2800 paperboard production line from BHS, a German manufacturer; (ii) one Taiwan made XieXu 2500 paperboard production line; (iii) one BHS2500 paperboard production line; (iv) two Taiwan made XieXu 1800 paperboard production line; (v) one 7-color pre-printing production line; (vi) one computer-to-plate (CTP) system. The BHS2800 paperboard production line is among the world's most advanced paperboard production equipment.

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

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as quoted on the NASDAQ Global Market.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2012
1st Quarter	$1.12	$0.91
2nd Quarter	1.00	0.62
3rd Quarter	1.00	0.73
4th Quarter	1.22	0.83

Year Ended December 31, 2011
1st Quarter	$3.99	$2.73
2nd Quarter	3.04	1.10
3rd Quarter	1.47	0.56
4th Quarter	1.13	0.67

Approximate Number of Holders of Our Common Stock

As of March 29, 2013, there were approximately 47 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume in 2012 reached 317.4 million square meters with an annual production capacity of 545 million square meters in 2012.

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

Our total revenues for the year ended December 31, 2012 were $125.3 million, an increase of $1.3 million, or 1.1%, from $124.0 million for the year ended December 31, 2011. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2012 was $5.6 million, a decrease of $4.0 million, or 42.2%, from $9.6 million for the year ended December 31, 2011.

Significant Events in 2012

On July 13, 2012, we held an annual meeting of shareholders in Hangzhou, Zhejiang Province in China. At the meeting, shareholders re-elected each of the following nominees to the Board of Directors of the Company for a term that will continue until the next annual meeting of shareholders: Nengbin Fang, Congyi Fang, Yaoquan Zhang, Zhihai Mao and Michael Zhang. Shareholders also ratified the appointment of Marcum Bernstein & Pinchuk LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2012.

On May 7, 2012, the Company received a letter from The Nasdaq Stock Market, or NASDAQ, notifying it of its failure to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for its common stock as required by NASDAQ Listing Rule 5450(a)(1). The letter stated that the Company had until November 5, 2012 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. The letter was issued in accordance with standard NASDAQ procedures. This notification had no immediate effect on the listing of our common stock.

On October 30, 2012, the Company received a notice from NASDAQ notifying it that its common stock had regained compliance with NASDAQ Listing Rule 5450(a)(1), relating to the requirement to maintain a closing bid price of $1.00. The notice indicated that NASDAQ determined that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for ten consecutive business days, from October 15, 2012 to October 26, 2012.

On October 15, 2012, our Board of Directors received a preliminary, non-binding proposal from our Chairman, Mr. Nengbin Fang, in which Mr. Fang offered to acquire all of the outstanding shares of our common stock that he and his family do not own in a going-private transaction at a proposed price of $1.40 per share to be paid in cash. According to the proposal, Mr. Fang intended to fund the acquisition with a combination of debt and equity financing. At the time of the proposal, Mr. Fang and his family collectively beneficially owned approximately 54.03% of our common stock. Upon receipt of the proposal, our Board established a special committee to consider this proposal and any additional proposals that may be made by Mr. Fang and his affiliates, if any. The special committee was comprised of the following independent directors of the Company: Mr. Zhihai Mao, Mr. Michael Zhang, and Mr. Yaoquan Zhang.

On November 13, 2012 the special committee received a letter from Mr. Fang, withdrawing the preliminary non-binding proposal that he submitted to the Board on October 15, 2012, although he intends to continue to pursue a possible going-private transaction with respect to the Company. Mr. Fang stated in an amendment to his Schedule 13D filing with the SEC that he is in preliminary discussions with a limited number of shareholders of the Company and potential debt financing sources, including VStone Investment Management Limited, in each case regarding their potential participation in a going private transaction, and that he may approach one or more other shareholders of the Company for such purpose. There can be no assurance, however, that Mr. Fang will make another proposal to take the Company private in the future or that if he does make another proposal to take the Company private that it will be consummated. On December 6, 2012 our Board voted unanimously to dissolve the special committee.

Executive Overview of Financial Results
Financial Performance Highlights

The following are some financial highlights for the year:

  Revenues: Revenues increased by $1.3 million, or 1.1%, to $125.3 million for 2012 from $124.0 million for 2011.

  Gross profit: Our gross profit decreased by $3.1 million, or 12.0%, to $22.6 million for 2012 from $25.7 million for 2011. Gross profit as a percentage of revenues was 18.0% for 2012, as compared to 20.7% for 2011.

  Net income applicable to common stockholders: Net income applicable to our common stockholders decreased by $4.0 million, or 42.2%, to $5.6 million for 2012 from $9.6 million for 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.14 for 2012 as compared to $0.25 for 2011.

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

  Ability to Maintain Margin. We have flexibility in pricing our products. We negotiate prices with over 900 customers for their orders based on order size and product requirements. We believe most of our customers are willing to pay us higher prices for our high quality products, timely delivery and strong production capacity that meets their requirements, which we expect will allow us to maintain high profit margins for our products. We also strive to diversify our products and have started to develop high gross margin products such as color-printed carton and pre-printing paper. The trends favoring high-quality and environmentally friendly packaging solutions, as discussed below, also should allow us to maintain our profit margins.

  Fluctuation in Raw Material Costs. Historically, approximately 70% to 85% of our cost of goods sold has been comprised of raw materials, mainly raw paper. Thus our cost of goods sold is sensitive to the price of raw paper. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. We anticipate that raw paper prices will stabilize throughout 2013.

  Dependence on the YRD Region. The YRD, which includes Xiaoshan, the location of our subsidiaries, is an important manufacturing base in China with a highly developed transportation infrastructure. Given the relatively high cost of transporting paper, our sales have been limited to areas within 300-500 kilometers of our manufacturing facilities. Therefore, most of our customers are in the YRD region and we are dependent on the region's continued economic growth. The YRD accounts for signification portion of China’s GDP and China’s imports and exports. In August 2007, Xinhua News Agency reported that the region’s GDP was forecasted to grow at an annual rate of approximately 11% and reach RMB 16.0 trillion (approximately $2.4 trillion) by 2020. We do not believe any of our key customers will relocate out of the region in the foreseeable future.

  Industry Trends. We believe we benefit from a number of favorable trends. According to S&P Consulting, market demand for corrugated paper cartons will grow from 2009 at a compound annual growth rate of 14.2% to 62.6 billion square meters in 2013, with China, according to the China Packaging Federation, overtaking the United States as the largest corrugated paper carton market in the world. With environmental concern becoming an increasingly important topic around the world, packaging materials are expected to be energy saving, toxic-free, reusable, degradable and multi-functional. Government mandate as well as consumer preference make paper a more environmentally-friendly substitute for metal, plastic, glass or wood as packaging material. All of the foregoing translates into significant growth potential for the corrugated paper packaging industry in the PRC. Furthermore, as the standard of living rises, consumers are becoming more discerning about product image and presentation. The increased consumer sophistication translates into growing demand for high-quality and aesthetically pleasing packaging. We are well positioned to take advantage of these market trends as we expand our capacity for color-printed cartons.

  Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. We are building a paper manufacturing plant in Jiangsu Province, PRC. If we successfully implement the plan, we should be able to produce some of the raw paper we use and gain new customers in new markets.

Taxation

China Shengda Packaging Group Inc. is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging Group Inc. had no U.S. taxable income for 2012 and 2011, and accumulated earnings from its PRC subsidiaries will be permanently reinvested in the PRC.

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

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ stockholder has a tax treaty with China that provides for a different withholding arrangement.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2012 and 2011, both in dollars and as a percentage of our revenues.

	December 31, 2012			December 31, 2011
		%			%
	Dollars	of Revenues		Dollars	of Revenues
Revenues	$125,308,951	100.0%		$123,950,886	100.0%
Cost of goods sold	102,739,063	82.0%		98,295,930	79.3%
Gross profit	22,569,888	18.0%		25,654,956	20.7%
Operating expenses
Selling expenses	5,080,011	4.1%		4,675,049	3.8%
General and administrative expenses	11,019,764	8.8%		10,248,426	8.3%
Total operating expenses	16,099,775	12.8%		14,923,475	12.0%
Other income (expenses)
Interest income	353,458	0.3%		400,050	0.3%
Interest expense	(717,946)	(0.6%	)	(609,600)	(0.5%	)
Subsidy income	352,748	0.3%		1,059,423	0.9%
Other	27,091	0.0%		(184,120)	(0.1%	)
Total other income (expenses)	15,351	0.0%		665,753	0.5%

Income before income tax expense and noncontrolling	6,485,464	5.2%
interest				11,397,234	9.2%
Income tax expense	915,461	0.7%		1,746,805	1.4%
Net income	5,570,003	4.4%		9,650,429	7.8%
Net income attributable to noncontrolling interest	5,016	0.0%		1,287	0.0%
Net income attributable to common stockholders	$5,575,019	4.4%		$9,651,716	7.8%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues increased by $1.3 million, or 1.1%, to $125.3 million for the year ended December 31, 2012, from $124.0 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in average sales price. The average price per square meter increased by $0.01, or 2.5%, to $0.395 for the year ended December 31, 2012, from $0.385 for the year ended December 31, 2011 in response to the increased cost of raw materials. Sales volume decreased by 4.4 million square meters, or 1.4%, to 317.4 million square meters for the year ended December 31 30, 2012, from 321.7 million square meters for the year ended December 31, 2011. The decreased sales volume was mainly the result of the challenging domestic and foreign economic environment.

For the year ended December 31, 2012, color cartons accounted for 28.7% of our revenues and flexo cartons accounted for 71.3% of our revenues, compared to 27.1% and 72.9%, respectively, in the year ended December 31, 2011. Average per square meter prices for our color cartons and flexo cartons during the year ended December 31, 2012 were approximately $0.42 and $0.39, respectively, as compared to approximately $0.44 and $0.37, respectively, for the year ended December 31, 2011.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 23.2% and 30.1%, respectively, of our revenues for the year ended December 31, 2012, as compared to 26.1% and 27.4%, respectively, of our revenues for the year ended December 31, 2011.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold increased by $4.4 million, or 4.5%, to $102.7 million for the year ended December 31, 2012, from $98.3 million for the year ended December 31, 2011. Average cost of goods sold per square meter during the year ended December 31, 2012 was approximately $0.32, an increase of approximately $0.02, as compared to approximately $0.30 for the year ended December 31, 2011. This increase was primarily due to the increased cost of raw materials .. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $3.1 million, or 12.0%, to $22.6 million for the year ended December 31, 2012, from $25.7 million for the year ended December 31, 2011. Gross profit from flexo cartons decreased by $2.3 million, or 13.0%, to $15.5 million for the year ended December 31, 2012, from $17.8 million for the year ended December 31, 2011. Gross profit from color cartons decreased by $0.8 million, or 9.9%, to $7.1 million for the year ended December 31, 2012, from $7.9 million in the year ended December 31, 2011. Gross profit as a percentage of revenues was 18.0% for the year ended December 31, 2012, as compared to 20.7% for the year ended December 31, 2011. The decrease in our gross profit was mainly due to increased cost of goods sold as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.4 million, or 8.7%, to $5.1 million for the year ended December 31, 2012, from $4.7 million for the year ended December 31, 2011. Such increase resulted mainly from a $0.1 million increase in sales staff costs, which include salary, benefits, social insurance and other relevant staff expenses; and a $0.3 million increase in freight which was mainly caused by the increasing cost of our service providers. As a percentage of revenues, selling expenses for the year ended December 31, 2012 increased to 4.1% from 3.8% for the year ended December 31, 2011.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.8 million, or 7.5%, to $11.0 million for the year ended December 31, 2012, from $10.2 million for the year ended December 31, 2011. This was mainly attributable to a $0.5 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2012 increased to 8.8%, as compared to 8.3% for the year ended December 31, 2011.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.4 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively. Such subsidies are recognized as income in the period in which funds were received from the government.

Income tax expense. Our income tax expense decreased to $0.9 million for the year ended December 31, 2012, as compared to $1.7 million for the year ended December 31, 2011. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest, as discussed above.

Net income attributable to common stockholders. Our net income attributable to our common stockholders decreased by $4.0 million, or 42.2%, to $5.6 million for the year ended December 31, 2012, from $9.6 million for the year ended December 31, 2011, as a result of the cumulative effect of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of December 31, 2012, we had cash and cash equivalents of $11.9 million and restricted cash of $22.6 million.

We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$27,165,285	$(4,777,491)
Net cash used in investing activities	(27,743,857)	(9,576,335)
Net cash used in financing activities	(6,968,400)	(2,998,705)
Effect of exchange rate fluctuation on cash and cash equivalents	156,820	1,065,297
Net decrease in cash and cash equivalents	(7,390,152)	(16,287,234)
Cash and cash equivalents at beginning of the year	19,294,089	35,581,323
Cash and cash equivalents at end of the year	$11,903,937	$19,294,089

Operating Activities

Net cash provided by operating activities was $27.2 million for the year ended December 31, 2012, as compared to $4.8 million net cash used in operating activities for the year ended December 31, 2011. This was attributable to our net income of $5.6 million, adjusted by depreciation and amortization expenses of $4.5 million, and a net increase in cash from accounts and notes payable of 20.2 million, and a net decrease in cash from other working capital items of $3.1 million.

Investing Activities

Net cash used in investing activities was $27.7 million for the year ended December 31, 2012, as compared to $9.6 million for the year ended December 31, 2011. The $27.7 million net cash used in investing activities during the year ended December 31, 2012 was attributable to the purchases of property, plant and equipment, primarily related to the capital expenditure of our paper mill including machinery purchases of $15.6 million and plant construction of $11.2 million.

Financing Activities

Net cash used in financing activities was $7.0 million for the year ended December 31, 2012, as compared to $3.0 million net cash used in financing activities for the year ended December 31, 2011. During the year ended December 31, 2012, we received loan proceeds amounting to $11.1 million, repaid $13.3 million loans and deposited restricted cash of $5.0 million for the notes payable and loans as collateral.

As of December 31, 2012, we were party to a Loan Agreement, dated December 28, 2011, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $4.5 million. The agreement’s maturity date is December 28, 2013. The interest rate is London Interbank Offer Rates (USD) plus 2.5%, which will be re-priced on June 21 and December 21 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

As of December 31, 2012, we were party to a Loan Agreement, dated April 24, 2012, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $3.5 million. The agreement’s maturity date is April 24, 2013. The interest rate is London Interbank Offer Rates plus 2.5%, which will be re-priced on June 21 and December 21 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

As of December 31, 2012, we were party to a Loan Agreement, dated February 20, 2012, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $4.5 million. The agreement’s maturity date is February 28, 2014. The interest rate is London Interbank Offer Rates (USD) plus 2.5%, which will be re-priced on June 21 and December 21 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2012 and 2011. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time.

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

Recent Accounting Pronouncements

See Note 2(x) (recently issued accounting standards) to our consolidated financial statements included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that, as of December 31, 2012, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On January 1, 2013, Great Shengda entered into a land use right lease with Xin Shengda for 110,894 square meters land use right at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. Our directors, Nengbin Fang and Congyi Fang, are two of the owners of Xin Shengda. The lease term is from January 1, 2013 to December 31, 2013 and the annual rental rate is RMB 1 million (approximately $0.16 million). Great Shengda leases additional property, also located No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, from Xin Shengda consisting of office buildings and warehouses. The annual rental rate is RMB 0.68 million (approximately $0.11 million).

On January 1, 2013, Shengda Color entered into a lease with Shuang Ke Da for the land use right of 33,500 square meters located at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term is from January 1, 2013 to December 31, 2013 and the annual rental rate is RMB 0.5 million (approximately $0.08 million). Shengda Color also leases 30,661 square meters, consisting of buildings and a plant, from from Shuang Ke Da at Xiang He Qiao Village under a lease that began January 1, 2013 and ends December 31, 2013. The annual rental rate is RMB 0.7 million (approximately $0.11 million).

On January 1, 2013, Hangzhou Shengming entered into a lease agreement with SD Group for the land use right of 47,942 square meter at Xiang He Qiao Village. The lease term began January 1, 2013 and expires December 31, 2013. The annual rental rate is RMB 1 million (approximately $0.16 million). Hangzhou Shengming also leases 23,568 square meters, consisting of buildings and a plant, from SD Group at Xiang He Qiao Village under a lease that began January 1, 2013 and ends December 31, 2013. The annual rental rate is RMB 0.8 million (approximately $0.13 million).

The English translation of the lease agreements are attached hereto as Exhibits 10.22 through 10.27.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current directors and executive officers.

NAME	AGE	POSITION
Nengbin Fang	43	Chairman of the Board of Directors and President of Great Shengda
Daliang Teng	44	Chief Executive Officer
Ken He	33	Chief Financial Officer
Congyi Fang	35	Director and Vice President and General Manager of Marketing of Great Shengda
Zhihai Mao	37	Independent Director
Michael Zhang	43	Independent Director
Yaoquan Zhang	67	Independent Director

Mr. Nengbin Fang. Mr. Fang became our Chairman on April 8, 2010, the day we consummated our reverse acquisition of Evercharm, and has served as the Chief Executive Officer of our subsidiary Great Shengda since 2005, formulating the business strategies and overseeing the management and operation of Great Shengda. He resigned from his position as the Chief Executive Officer of the Company on April 8, 2010. Concurrently, Mr. Fang also serves as president of Great Shengda and as a director of Evercharm, Wealthcharm, Shengda Holdings, the SD Group, Great Shengda, and our subsidiaries Shengda Color and Hangzhou Shengming. Mr. Fang has more than 20 years of experience in the paper packaging industry. From 1989 to 1999, Mr. Fang was a marketing manager at Xiaoshan Packaging Factory. Mr. Fang joined Zhejiang New Shengda as general manager where he was responsible for the management of that company’s day-today operations from 1999 until 2004, when New Shengda sold all of its assets to Great Shengda. Mr. Fang has received several prestigious awards such as the “China Prominent Packaging Entrepreneur,” on April 20, 2006 from China Packaging Federation, the “Asia Brand Innovation Personality” on September 9, 2008 at the Organizing Committee of Asia Brand Ceremony, and the “Hangzhou Working Model” in April 2010 from the Hangzhou government. Mr. Fang holds a college diploma in business administration from Zhejiang Radio & TV University and a Master’s degree in packaging engineering from Zhejiang University. Mr. Fang has also completed post-graduate business administration courses at Tsinghua University.

Mr. Daliang Teng. Mr. Teng became our Chief Executive Officer on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. He is also the General Manager of our subsidiary Great Shengda. He is responsible for overseeing and managing our day-to-day operations as well as implementing our business strategies and policies. He joined Great Shengda in October 2004 as Vice President and General Manager and was responsible for product management, as well as technology and product development. From 1990 to 1995, Mr. Teng was employed by Shaoxing Xinhua Printing Co., Ltd. in various capacities, including as head of technology. In December 1995, Mr. Teng was promoted to vice general manager where he was responsible for production management until December 1998. From 1998 to 2004, Mr. Teng was employed by Zhejiang New Shengda. Mr. Teng holds a Bachelor’s degree in engineering, majoring in electronics engineering, from Beijing University of Aeronautics and Astronautics.

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

Ms. Congyi Fang. Ms. Fang became a member of our Board of Directors on April 8, 2010, the day we consummated our reverse acquisition of Evercharm. She is also a director of Wealthcharm and Evercharm. She has been Great Shengda’s Vice President and General Manager of Marketing since 2004 and is responsible for sales and marketing. Ms. Fang has 13 years of experience in the packaging industry. From 1999 to 2004, Ms. Fang was employed by Zhejiang New Shengda as vice manager in charge of daily operations.

Mr. Zhihai Mao. Mr. Mao became a member of our Board of Directors on November 16, 2010. Mr. Mao is a

U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. He has been the Managing Director of Dynamic China Investments Limited since December 2010. From January 2008 to October 2010, Mr. Mao was the Chief Financial Officer of China TransInfo Technology Corp., a company listed on NASDAQ. Since August 2006, Mr. Mao has been a senior auditor at Deloitte & Touche Tohmatsu CPA, Ltd.’s Beijing office. Prior to that, Mr. Mao was a senior auditor at Deloitte & Touche USA LLP from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant at Deloitte Tax LLP. Mr. Mao also was previously employed as a budget analyst at the University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao holds a Master’s degree in accounting from the University of North Carolina at Chapel Hill, and holds a Bachelor’s degree in Japanese from the University of International Relations at Beijing, China.

Mr. Michael Zhang. Mr. Zhang became a member of our Board of Directors on November 1, 2010. Mr. Zhang has over 16 years of experience in internal and external auditing procedures and risk management. Since February 2012, he has been the Vice President for Beijing KangDe Xin Composite Material Co., Ltd. He was the Vice President and SOX Project Director of A-Power Energy Generation Systems Ltd. from January 2010 to January 2012. He has also served as Executive Director of Beijing Kingstar Consulting Firm Limited since September 2009 and as an independent director of Well-Tech (Changzhou) Electronic Technology Co., Ltd. since May 2009. From August 2007 to May 2009, Mr. Zhang was Executive Director of Business Risk Services with Ernst & Young (China) Advisory Limited. From April 2005 to April 2007, he was the Director of Enterprise Risk Services with Deloitte Touche Tohmatsu CPA Ltd. Mr. Zhang graduated from Northwest University with a Bachelor’s Degree in computational mathematics. He received an MBA in finance from Hong Kong Chinese University. Mr. Zhang is designated as a Certified Internal Auditor by the Institute of Internal Auditors.

Mr. Yaoquan Zhang. Mr. Zhang became a member of our Board of Directors on November 1, 2010. Mr. Zhang has more than 20 years of experience in the paper packaging industry. He is currently the Vice President of China Packaging Federation and President of Zhejiang Province Paper Packaging Industry Technology Center. He has held these positions since 2005. Mr. Zhang graduated from Huadong Institute of Technology with a Bachelor’s degree.

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

Ms. Congyi Fang. Ms. Fang’s 14 years of experience in the packaging industry and her extensive institutional knowledge of the Company and its business are invaluable to our Company. Her professional knowledge of the industry and her hands-on experience enable her to facilitate effective management and communication, which we believe is very important.

Mr. Zhihai Mao. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. Mr. Mao’s experience as an executive officer of a listed company and familiarity with management compensation considerations makes him a suitable compensation committee chairman.

Mr. Michael Zhang. Mr. Zhang’s 16 years of experience in auditing procedures and risk management, his designation as a Certified Internal Auditor by the Institute of Internal Auditors and his work experience with auditing firms affiliated with two of the “big four” auditing firms in the United States, Ernst & Young LLP and Deloitte & Touche, will help us comply with the requirements of the Sarbanes-Oxley Act of 2002 and with our other financial reporting requirements. Mr. Zhang possesses extensive knowledge of accounting and financial reporting procedures and he is qualified, as determined by the Board, as an audit committee financial expert as defined in Item 407 of Regulation S-K.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2012.

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

The Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, oversees our financial reporting process on behalf of the Board of Directors. The Audit Committee’s responsibilities include the following functions:

  approving and retaining the independent auditors to conduct the annual audit of our books and records;
  reviewing the proposed scope and results of the audit;
  reviewing and pre-approving the independent auditors’ audit and non-audited services rendered;
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

Management will play a role in the compensation-setting process. The most significant aspects of management’s role include evaluating employee performance, establishing business performance targets and objectives and recommending salary levels and any equity awards. The Chief Executive Officer will work with the Compensation Committee to provide background information regarding the Company’s strategic objectives, his evaluation of the performance of the senior executive officers and compensation recommendations as to senior executive officers (other than himself). Although our Chief Executive Officer may recommend to the Compensation Committee the compensation package and awards to our executive officers, the Compensation Committee will approve the compensation packages.

The Compensation Committee may retain a compensation consultant from time to time to assist the Compensation Committee in researching and evaluating executive officer and director compensation and compensation programs. The Company did not engage any independent compensation consultants in 2012.

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

The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors during the fiscal year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. Except as noted below, no other executive officer received total annual salary and bonus compensation in excess of $100,000.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Daliang Teng,	2012	100,000	-	-	100,000
Chief Executive Officer	2011	100,000	-	-	100,000

Agreements with Executive Officers

All of our employees, including Mr. Daliang Teng, our Chief Executive Officer, Mr. Nengbin Fang, President of Great Shengda, Ms. Congyi Fang, Vice President and General Manager of Marketing of Great Shengda, and Mr. Ken He, our Chief Financial Officer, have executed our standard employment agreement. The employment agreements with Messrs. Teng, Fang and Ms. Fang do not provide for an annual salary; however, for 2012, our Board of Directors established an annual salary of $100,000 for Mr. Teng, annual salary of RMB 60,000 (approximately $8,876) and cash bonus of RMB 250,000 (approximately $36,985) for Mr. Fang, and annual salary of $80,000 for Ms. Fang. On August 19, 2011, the Company and Mr. He entered into an employment agreement which is effective as of August 19, 2011. Mr. He’s employment agreement provides him a salary of $8,000 per month. Our employment agreements do not provide for the term of employment, thus the parties can terminate such agreements in accordance with PRC labor laws. We expect our compensation committee will review all of our executive officers’ compensation and make any adjustments it deems necessary and appropriate and may recommend new employment agreements with the executive officers.

Each of our executive officers has entered into our form of non-disclosure and non-compete agreement. Such agreement provides that while employed by us and thereafter, the employee may not disclose our confidential information to any third party and within two years after termination of the employment, the employee may not compete in the same business in China (including Hong Kong, Macao and Taiwan) as us. In addition, the employee shall not solicit our employees. For an employee’s performance of the non-compete obligation, we will pay monthly compensation to such employee for the post-employment period of the non-compete term. If the employee breaches the agreement, such employee shall be required to repay the amount of the compensation received and pay liquidated damages of up to two times of such total compensation.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012.

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2012:

	Fees earned or	All other
	paid in cash	compensation	Total
Name	($)	($)	($)
Zhihai Mao	28,556	-	28,556
Michael Zhang	20,000	-	20,000
Yaoquan Zhang	15,865	-	15,865

Our independent directors, Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang, each entered into independent director agreements dated as of November 16, 2010, November 1, 2010 and November 1, 2010, respectively. Pursuant to such agreements, Messrs. Mao, M. Zhang and Y. Zhang will be entitled to RMB 180,000 (approximately $28,556), $20,000 (or the RMB equivalent) and RMB 100,000 (approximately $15,865), respectively, as an annual director fee, which will be payable monthly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2013 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, Zhejiang Province, People’s Republic of China.

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

(4)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 38,790,811 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29, 2013.

(5)

Wuxiao Fang is the father of Nengbin Fang, our Chairman, and also serves as a consultant, for no compensation, to our company. Mr. Fang has approximately 28 years of experience in the paper packaging industry and has been appointed as the vice chairman of the China Packaging Federation. He provides consulting services on our overall business strategies and policies.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

  On January 1, 2010, Great Shengda entered into a land use right lease agreement under which it leased 112,437 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2010 to December 31, 2012 and the annual rental rate was RMB 1 million (approximately $0.16 million).

  On January 1, 2013, Great Shengda entered into a land use right lease agreement under which it leased 110,894 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2013 to December 31, 2013 and the annual rental rate was RMB 1 million (approximately $0.16 million).

  On January 1, 2012, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2012 to December 31, 2012. The annual rental rate was RMB 1 million (approximately $0.16 million ).

  On January 1, 2012, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2012 to December 31, 2012 and the annual rental rate was RMB 0.8 million (approximately $0.13 million).

  On January 1, 2013, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2013 to December 31, 2013. The annual rental rate was RMB 1 million (approximately $0.16 million).

  On January 1, 2013, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2013 to December 31, 2013 and the annual rental rate was RMB 0.8 million (approximately $0.13 million).

  On February 22, 2012, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 50.0 million (approximately $7.9 million) for any loans borrowed by Shengming from the bank from February 22, 2012 to February 22, 2013.

  On February 22, 2012, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 80.0 million (approximately $12.7 million) for any loans borrowed by Great Shengda from the bank from February 22, 2012 to February 22, 2013.

  On November 15, 2012, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Industrial Commercial Bank of China under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Industrial Commercial Bank of China. The maximum guaranteed amount is RMB 70.0 million (approximately $11.1 million) for any loans borrowed by Great Shengda from the bank from November 15, 2012 to November 15, 2014.

  On April 24, 2012, Great Shengda entered into a loan agreement with Tokyo Branch Bank of China, pursuant to which provided a loan of $3.5 million in principal amount. According to Xiaoshan Bank of China, SD Group guaranteed the loan.

  As ending balance of December 31, 2012, Great Shengda entered into several commercial bill acceptance agreements with Xiaoshan Branch Bank of China. With total amount RMB 76 million (approximately $12.1 million), those agreements came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

  As ending balance of December 31, 2012, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan Branch Industrial Commercial Bank of China. With total amount RMB 28 million (approximately $4.4 million), this agreement came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

  During 2012, we purchased water and electricity from Zhejiang Shuang Ke Da Weaving Co., Ltd. amounting 1.3 million.

  During 2012, we made sales to Shuangdeng Paper Industrial Company Limited amounting 0.3 million, and sales to Shengda Xiang Wei Chemical Company Limited amounting 0.2 million.

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

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$222,102	$243,970
Audit-Related Fees	-	-
Tax Fees	5,000	7,500
All Other Fees	-	-
TOTAL	$227,102	$251,470

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Marcum Bernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2012.

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

Date: March 29, 2013

CHINA SHENGDA PACKAGING GROUP INC.

By: /s/ Daliang Teng
       Daliang Teng
       Chief Executive Officer

By: /s/ Ken He
       Ken He
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	March 29, 2013
Daliang Teng	(Principal Executive Officer)

/s/ Ken He	Chief Financial Officer	March 29, 2013
Ken He	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	March 29, 2013
Nengbin Fang

/s/ Congyi Fang	Director	March 29, 2013
Congyi Fang

/s/ Zhihai Mao	Director	March 29, 2013
Zhihai Mao

/s/ Michael Zhang	Director	March 29, 2013
Michael Zhang

/s/ Yaoquan Zhang	Director	March 29, 2013
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.
____________________________________________

Consolidated Financial Statements
____________________________________________

December 31, 2012 and 2011

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of
China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheets of China Shengda Packaging Group Inc. and Subsidiaries (the “Group”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of China Shengda Packaging Group Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk LLP
New York, New York
March 29, 2013

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
ASSETS	2012	2011
Current assets
Cash and cash equivalents	$11,903,937	$19,294,089
Restricted cash	22,615,099	7,851,387
Accounts and notes receivable, net	33,203,457	36,835,095
Inventories	15,543,213	19,449,954
Prepayments and other receivables	955,953	929,126
Amount due from related parties	207,112	133,608
Total current assets	84,428,771	84,493,259

Non-current assets
Property, plant and equipment, net	70,184,832	34,573,246
Land use right	11,881,160	-
Prepayment for land use right to related party	-	11,805,000
Prepayment for construction in progress	-	5,424,412
Customer relationships, net	74,766	550,316
Deferred tax assets	403,121	409,845
Goodwill	175,941	174,497
Total assets	$167,148,591	$137,430,575

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$45,246,615	$18,750,719
Amounts due to related party	269,505	137,689
Accrued expenses and other payables	2,310,270	1,651,283
Taxes payable	1,360,386	3,358,902
Short-term loans	3,500,000	10,073,600
Current portion of long-term borrowing	4,500,000	-
Total current liabilities	57,186,776	33,972,193

Non-current liabilities
Long-term loans	4,500,000	4,500,000
Deferred tax liabilities	18,691	137,579
Total liabilities	61,705,467	38,609,772

Commitment and contingencies		-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued both at December 31, 2012 and 2011, 38,790,811 outstanding both at December 31, 2012 and 2011)	39,456	39,456
Treasury stock (665,500 shares both at December 31, 2012 and 2011)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,997,530	6,843,616
Unappropriated retained earnings	45,859,324	40,438,219
Accumulated other comprehensive income	9,101,639	8,258,441
Total equity for stockholders of China Shengda Packaging	105,033,748	98,615,531

Noncontrolling interest	409,376	205,272
Total equity	105,443,124	98,820,803
Total liabilities and equity	$167,148,591	$137,430,575

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Years ended December 31,
	2012	2011

Revenues	$125,308,951	$123,950,886
Cost of goods sold	102,739,063	98,295,930
Gross profit	22,569,888	25,654,956
Operating expenses
Selling expenses	5,080,011	4,675,049
General and administrative expenses	11,019,764	10,248,426
	16,099,775	14,923,475
Other income (expenses)
Interest income	353,458	400,050
Interest expense	(717,946)	(609,600)
Subsidy income	352,748	1,059,423
Others	27,091	(184,120)
	15,351	665,753

Income before income tax expense and noncontrolling interest	6,485,464	11,397,234

Income tax expense	915,461	1,746,805
Net income	5,570,003	9,650,429
Net loss attributable to noncontrolling interest	5,016	1,287
Net income attributable to Company’s common stockholders	$ 5,575,019	$ 9,651,716

Basic and diluted earnings per share	$0.14	$0.25
Weighted-average number of shares outstanding - basic and diluted	38,790,811	39,261,219

Comprehensive income:
Net income	$5,570,003	$9,650,429
Foreign currency translation adjustment	843,196	3,543,472
Comprehensive income	6,413,199	13, 193,901
Comprehensive loss attributable to noncontrolling interest	5,018	1,308
Net comprehensive income attributable to the Company’s common stockholders	$ 6,418,217	$ 13,195,209

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

			Common		Additional	Appropriated	Unappropriated	Accumulated other
			stock	Treasury	paid-in	retained	retained	comprehensive	Noncontrolling
	Total equity	Shares	Amount	stock	capital	earnings	earnings	income	interest
Balance as of January 1, 2011	$86,149,766	39,456,311	$39,456	–	$43,765,243	$6,551,179	$31,078,940	$4,714,948	$–

Net income	9,650,429	–	–	–	–	–	9,651,716	–	(1,287)

Other comprehensive income	3,543,472	–	–	–	–	–	–	3,543,493	(21)

Common stock repurchase (Note1 & 17)	(729,444)	–	–	(729,444)	–	–	–	–	–

Acquisition of non- controlling interests in Shuangsheng Paper (Note 1)	206,580	–	–	–	–	–	–	–	206,580

Transfer to statutory reserves	–	–	–	–	–	292,437	(292,437)	–	–

Balance as of December 31, 2011	$98,820,803	39,456,311	$39,456	$(729,444)	$43,765,243	$6,843,616	$40,438,219	$8,258,441	$205,272

Net income	5,570,003	–	–	–	–	–	5,575,019	–	(5,016)

Other comprehensive income	843,196	–	–	–	–	–	–	843,198	(2)

Contribution of non- controlling interests in Shuangsheng Paper (Note 1)	209,122	–	–	–	–	–	–	–	209,122

Transfer to statutory reserves	–	–	–	–	–	153,914	(153,914)	–	–

Balance as of December 31, 2012	$105,443,124	39,456,311	$39,456	$(729,444)	$43,765,243	$6,997,530	$45,859,324	$9,101,639	$409,376

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Years ended December 31,
	2012	2011

Cash flows from operating activities
Net income	$5,570,003	$9,650,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	4,541,247	4,062,690
Change in operating assets and liabilities:
Restricted cash	(9,696,077)	9,838,977
Accounts and notes receivable	3,941,038	(4,058,520)
Inventories	4,066,201	465,795
Prepayments and other receivables	(14,905)	2,669,982
Accounts and notes payable	20,189,874	(27,399,010)
Amount due from(to) related party	58,256	(193,679)
Deferred tax	(109,870)	(52,861)
Accrued expenses and other payables	645,088	(237,971)
Tax payables	(2,025,570)	476,677
Net cash provided by (used in) operating activities	27,165,285	(4,777,491)

Cash flows from investing activities
Purchase of property, plant and equipment	(27,743,857)	(4,238,079)
Prepayment paid for construction in progress	-	(5,338,256)
Net cash used in investing activities	(27,743,857)	(9,576,335)

Cash flows from financing activities
Proceeds from short-term loans	6,671,614	34,466,621
Proceeds from long-term loan	4,473,943	-
Repayment of short-term loans	(13,326,141)	(32,064,300)
Restricted cash	(4,997,303)	(4,879,350)
Cash paid for treasure stock	-	(729,444)
Investment from non controlling interests	209,487	207,768
Net cash flows (used in) financing activities	(6,968,400)	(2,998,705)

Effect of foreign currency exchange rate fluctuation on
cash and cash equivalents	156,820	1,065,297
Net changes in cash and cash equivalents	(7,390,152)	(16,287,234)
Cash and cash equivalents, beginning of period	19,294,089	35,581,323
Cash and cash equivalents, end of period	$11,903,937	$19,294,089

Cash paid during the period for:
Interest paid	$658,335	$609,600
Income taxes paid	$1,171,447	$2,731,251

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

On July 18, 2011, the Company’s board of directors authorized a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand. (See Note 17)

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2012. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB22 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. It was at the developing stage as of December 31, 2012.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loan borrowed, amounting to US$22,615,099 and US$7,851,387 as of December 31, 2012 and 2011, respectively.

(e)	Accounts and notes receivable

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for years ended December 31, 2012 and 2011, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2012 and 2011.

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

No value was written down for the inventories as of December 31, 2012 and 2011.

(g)	Property, plant and equipment and construction in process

Other than those acquired in a business combination, property, plant and equipment is stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

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

(h)	Land use right

Land use right represents the cost paid to the PRC government authorities. Land use right is amortized on a straight line basis over its estimated useful live, which is the periods over which the asset is expected to contribute directly or indirectly to the future cash flows of the Group. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058, the estimated useful live is as follows:

	Years	Residual value
Land use right	46	0%

(i)	Goodwill

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

(j)	Customer relationships

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and 2011, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,997,530 and US$6,843, 616, respectively.

As of December 31, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for approximately 13.7%, 12.1%, 48.2%, 16.4% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$4,277,373 and US$4,065,733 were recorded in general and administrative expenses for the years ended December 31, 2012 and 2011, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil and US$18,721 was recorded in the selling expenses for the years ended December 31, 2012 and 2011, respectively.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$1,162,770 and US$1,107,748 for the years ended December 31, 2012 and 2011, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2012 and 2011.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended March 31, 2013, The FASB has issued ASU No. 2012-01 through ASU 2013-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31, 2012 and 2011, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues during the years ended December 31, 2012 and 2011.

Concentration of Suppliers

The Company purchased its products from two major suppliers during the year ended December 31, 2012, accounting for 12% and 11% of the purchases, respectively. There are no purchases from supplier which individually represent greater than 10% of the total purchase during the year ended December 31, 2011.

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

(z)	Reclassification

The Company has reclassified certain comparative amounts in the consolidated financial statements for 2011 to conform to the current year’s presentation.

The principal reclassifications related to the separate presentation of restrict cash as operating activity and financing activity item in the statement of cash flow, which was previously included in operating activity. The reclassification did not have an impact on reported total assets, liabilities and stockholders’ equity. The following table summarized the corrections made to the previously reported 2011 consolidated statement of cash flows.

	As 2011 reported	As reclassified
Cash flows from operating activities
Restricted cash	4,959,627	9,838,977
Net cash provided by (used in) operating activities	(9,656,841)	(4,777,491)

Cash flows from financing activities
Restricted cash	-	(4,879,350)
Net cash flows provided by (used in) financing
activities	1,880,645	(2,998,705)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	December 31,
	2012	2011

Accounts receivable	$26,210,723	$32,445,001
Notes receivable	6,992,734	4,390,094
	$33,203,457	$36,835,095

No allowance for doubtful amounts was provided as of December 31, 2012and 2011.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011

Raw materials	$13,559,748	$17,236,406
Finished goods	1,983,465	2,213,548
	$15,543,213	$19,449,954

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31,
	2012	2011

Prepayments	$756,332	$666,344
Other receivables	199,621	262,782
	$955,953	$929,126

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2012	2011

Buildings and improvements	$11,536,573	$9,010,793
Machinery	35,947,259	34,926,527
Office equipment and furnishing	727,228	705,849
Motor vehicles	1,585,004	1,536,442
Construction in progress	38,223,127	2,131,598
	88,019,191	48,311,209
Less: accumulated depreciation	(17,834,359)	(13,737,963)
	$70,184,832	$34,573,246

The Group recorded depreciation expenses of US$4,011,742 and US$3,563,123 for the years ended December 31, 2012 and 2011, respectively. The Group purchased a land use right in October 2010, which is located in Yancheng city, Jiangsu province for construction of paper manufacturing plants to expand the Group’s business (Note 7).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

No property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012 and 2011.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$11,902,684 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business, and its transaction price was determined with reference to market prices. As of December 31, 2012, the Shuangsheng’s construction was substantially completed, the Company transferred the prepayment to land use right, and started amortization in December 2012. The Group recorded amortization expense of US$21,524 and nil for the years ended December 31, 2012 and 2011, respectively. However, the license of land use right is still awaiting the local government’s authorization. The annual amortization is as follows:

Year	Amount
2013	$258,286
2014	258,286
2015	258,286
2016	258,286
2017	258,286
2018 and thereafter	10,589,730
Total	$11,881,160

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	December 31,
	2012	2011

Customer relationship	$2,176,217	$2,158,357
Less: accumulated amortization	(2,101,451)	(1,608,041)
	$74,766	$550,316

Total amortization expenses were and US$479,928 and US$458,920 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 customer relationship recognized in the acquisition of Hangzhou Shengming has been fully amortized. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of eight months, and will be amortized at US$74,766 and in 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

9.	BORROWINGS

Short-term loan

Short-term loan consist of the following:

	31-Dec-12			31-Dec-11
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
				Benchmark
Bank of China	Libor+2.5%*	Apr.24, 2013	$3,500,000	of PBOC	Feb.16,2012 $	3,148,000
			-	3.30%	Jun.26,2012	3,935,000
Subtotal			$3,500,000			$7,083,000

Agricultural				Benchmark
Bank of China			-	of PBOC	Feb.15,2012	2,990,600
Total			$3,500,000			$10,073,600

Note* the effective interest rate was 4.1% as of December 31, 2012.

The short-term loan was denominated in USD for working capital purpose. It was guaranteed by Shengda Group, with weighted average balances of US$6,388,317 and US$11,220,349 and weighted average interest rates of 4.535% and 5.269% for the years ended December 31, 2012 and 2011, respectively.

Current portion of long-term borrowing
Current portion of long-term borrowing consist of the following:

	31-Dec-12			31-Dec-11
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+2.5%	Dec.28,2013	$4,500,000			-

The current portion of long-term borrowing was denominated in USD for working capital purpose. It was with weighted average balances of US$4,500,000 and weighted average interest rates of 4.050% for the years ended December 31, 2012.

Long-term loan
Long-term loan consist of the following:

	December 31, 2012			December 31, 2011
	Interest	Maturity		Interest	Maturity
Lender	rate	date	Balance	rate	date	Balance

Bank of China	Libor+2.5%	Feb. 28, 2014	$4,500,000	Libor+2.5%	Dec.28,2013	$4,500,000

Note* the effective interest rate was 4.1% and 3.3% as of December 31, 2012 and 2011, respectively.

The long term loan was with weighted average balances of US$3,882,145 and US$36,296; with weighted average interest rates of 4.050% and 3.300% for December 31, 2012 and 2011.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Restricted bank deposits of approximately US$ 4,999,127 and US $4,999,127 were provided by Great Shengda as collateral for the current portion of long-term borrowing of US$ 4,500,000 and long-term loan of US$ 4,500,000, respectively. The remaining US$12.59 million restricted cash was the deposit for notes payable of Great Shengda. The bank loans were denominated in USD for working capital purposes.

The following table summarizes the unused lines of credit:

		December 31, 2012				December 31, 2011
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
	February	February			January	January
Bank of China	22,2012	22,2013	$12,696,196	$3,165,503	12,2011	12,2012	$20,462,000	$15,740,000
	February	February
Bank of China	22,2012	22,2013	$7,935,122	$7,935,122				-
Industrial
Commercial	November	November
Bank of China	15,2012	15,2014	$11,109,171	$8,887,337				-
Agricultural Bank					February	February
of China				-	22,2011	22,2012	$4,722,000	$1,731,400
Total			$31,740,489	$19,987,962			$25,184,000	$17,471,400

The above lines of credit were guaranteed by Shengda Group for working capital and general corporate purposes. The unused credit facilities can be withdrawn upon demand. The lines of credit from the Bank of China are in progress of renewal.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	December 31,
	2012	2011

Notes payable	$25,233,689	$3,148,000
Accounts payable	20,012,926	15,602,719
	$45,246,615	$18,750,719

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchase, the amounts were US$25,233,689 and US$3,148,000 for December 31, 2012 and 2011.All the notes payable were bank accepted notes payable without interest and due within six months.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	December 31,
	2012	2011

Advance from customers	$597,634	$333,666
Payroll and welfare payable	803,522	675,770
Other payables	721,940	411,683
Accrued expenses	187,174	230,164
	$2,310,270	$1,651,283

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:
		December 31,
Related parties	Relationship	2012	2011
Amounts due from related parties
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”) Shuangdeng Paper Industrial	Controlled by the same ultimate stockholders	$ 86,681	$ -
Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	120,431	118,699
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	-	14,909
		$207,112	$133,608

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$ -	$ 77,118

Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	2,361	60,571

Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	267,144	-
		$269,505	$137,689

The amount due from Shuangsheng Logistic and Shuangdeng Paper represents the receivable from them for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to New Shengda represents the payable for land lease from New Shengda by the Group, the amount due to Shuangsheng Logistic represents the payable for transportation fee. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions over US$200,000 as follows:
		Years ended December 31,
Related parties	Relationship	2012	2011

Lease from related parties

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$ 267,144	$ 260,743
Shengda Group	Controlled by the same ultimate stockholders	285,560	278,820
		$552,704	$539,563

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$ 379,154	$ 353,812

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$ 292,656	$ 259,669

Shengda Xiang Wei	Controlled by the same ultimate stockholders	208,857	136,056
		$501,513	$395,725

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$ 1,322,705	$ 1,281,484

Purchase of machinery from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$ -	$ 676,069

The transactions prices were determined with reference to market prices.

Guarantee by Shengda Group Co., Ltd (“SD Group”)

SD Group entered into maximum debt guarantee contracts with Xiaoshan Bank of China and Xiaoshan Industrial Commercial Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan Bank of Chian and Xiaoshan Industrial Commercial Bank of China. The maximum guaranteed amount is RMB80 million (approximately US$12.7 million), RMB50 million (approximately US$7.9 million) and is RMB70 million (approximately US$11.1 million), for any loans borrowed by Great Shengda, Hangzhou Shengming and Great Shengda, respectively (Note 9).

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(m), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,072,785 and US$49,918,871 as of December 31, 2012 and 2011, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

14.	TAXATION

Taxes payable are composed of the following:

	December 31,
	2012	2011

VAT payable	$614,761	$2,341,700
Income tax payable	703,386	842,583
Other taxes payable	42,239	174,619
	$1,360,386	$3,358,902

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the years ended December 31, 2012 and 2011, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

The following table reconciles the Group’s effective tax for the years presented:

	Years ended December 31,
	2012	2011

Expected enterprise income tax at statutory tax rate	$1,826,063	$2,929,275
Effect of tax holiday	(910,602)	(1,193,193)
Others	-	10,723
Effective enterprise income tax	$915,461	$1,746,805

The significant components of income tax expense are as follows:

	Years ended December 31,
	2012	2011

Current tax expenses	$1,025,331	$1,799,666
Deferred tax benefits	(109,870)	(52,861)
Income tax expenses	$915,461	$1,746,805

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,
	2012	2011

Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$ 403,121	$ 409,845
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$ (18,691)	$ (137,579)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for the factory. The estimated annual capital commitment is as follows:

Year	Amount
2013	$3,713,312
2014 and thereafter	-
Total	$3,713,312

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

2013	$1,319,075
2014 and thereafter	-
Total	$1,319,075

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of December 31, 2012 and 2011.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

17.	TREASURY STOCK

The Company repurchased 665,500 common shares at a cost of $729,444 both as of December 31, 2012 and 2011, respectively.

18.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011

Net income attributable to China Shengda Packaging’ common stockholders	$ 5,575,019	$ 9,651,716
Weighted average number of common shares outstanding – basic and diluted	38,790,811	39,261,219
Earnings per share – basic and diluted	$0.14	$0.25

19.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated April 8, 2010, by and among the Company, Evercharm Holdings Limited and its sole stockholder (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on April 13, 2010 and Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
3.2	Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
4.1	Form of Registration Rights Agreement, dated April 29, 2010 (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 5, 2010).
10.1	Form of Securities Purchase Agreement, dated as of April 29, 2010, by and between the Company and the Investors thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2010).
10.2	Amendment Number 1 to Securities Purchase Agreement, dated as of August 13, 2010, by and among the Company, the Investors thereto and Nengbin Fang (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed by the Company on August 16, 2010).
10.3	Amendment Number 2 to Securities Purchase Agreement, dated as of October 28, 2010, by and between the Company and Envision Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 29, 2010).
10.4	Form of Stock Purchase Agreement, dated as of April 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended on March 31, 2010 filed by the Company on May 12, 2010).
10.5	Joint Venture Agreement, dated December 28, 2008, by and between Zhejiang Shengda Color Pre-Printing Co., Ltd. and Cheng Loong (Hangzhou) Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-1 filed by the Company on July 29, 2010).
10.6	Share Transfer Agreement (English translation), dated July 1, 2010, by and between Evercharm Holdings Limited and Cheng Loong (Hangzhou) Investment Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 7, 2010).
10.7	Equity Transfer Agreement (English summary), dated August 16, 2010, by and among Meiying Dai, Caocheng Qu, Wuxiao Fang, Zhejiang Great Shengda Packaging Co., Ltd. and Suzhou Asian & American Paper Products Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8- K filed by the Company on August 19, 2010).
10.8	Lease Agreement (English summary), dated January 1, 2007, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 10.29 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
10.9	Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Shengda Color Pre-Printing Co., Ltd. and Zhejiang Shuang Ke Da Weaving Co., Ltd. (incorporated herein by reference to Exhibit 10.31 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
10.10	Lease Agreement (English summary), dated January 1, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Xin Shengda (incorporated herein by reference to Exhibit 10.32 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
10.11	Property Lease Agreement (English summary), dated January 1, 2012, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 20, 2012).
10.12	Property Lease Agreement (English summary), dated January 1, 2012, between Hangzhou Shengming Paper Co., Ltd. and Shengda Group Co., Ltd. (incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by the Company on March 20, 2012).

Exhibit No.	Description
10.13	Employment Agreement (English translation), dated March 28, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Daliang Teng (incorporated herein by reference to Exhibit 10.33 to the Current Report on Form 8-K filed by the Company on April 13, 2010).
10.14	Employment Agreement (English translation), dated April 8, 2010, between Zhejiang Great Shengda Packaging Co., Ltd. and Nengbin Fang (incorporated herein by reference to Exhibit 10.37 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on October 8, 2010).
10.15	Employment Agreement (English translation), dated November 22, 2004, between Zhejiang Great Shengda Packaging Co., Ltd. and Congyi Fang (incorporated herein by reference to Exhibit 10.38 to Amendment No. 2 to the Registration Statement on Form S-1 filed by the Company on October 8, 2010).
10.16	Employment Agreement (English translation), dated August 19, 2011, between China Shengda Packaging Group Inc. and Ken He (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the Company on March 22, 2012).
10.17	Form of Confidentiality and Non-Compete Agreement (incorporated herein by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed by the Company on July 29, 2010).
10.18	Independent Director Agreement, dated as of November 16, 2010, by and between the Company and Zhihai Mao (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed by the Company on November 17, 2010).
10.19	Indemnification Agreement, dated as of November 16, 2010, by and between the Company and Zhihai Mao (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed by the Company on November 17, 2010).
10.20	Independent Director Agreement, dated as of November 1, 2010, by and between the Company and Michael Zhang (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the Company on November 5, 2010).
10.21	Independent Director Agreement, dated as of November 1, 2010, by and between the Company and Yaoquan Zhang (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the Company on November 5, 2010).
10.22*	Building Lease Agreement, dated as of January 1, 2013, between Great Shengda and Xin Shengda.
10.23*	Land Lease Agreement, dated as of January 1, 2013, between Great Shengda and Xin Shengda.
10.24*	Building Lease Agreement, dated as of January 1, 2013, between Hangzhou Shengming and SD Group.
10.25*	Land Lease Agreement, dated as of January 1, 2013, between Hangzhou Shengming and SD Group.
10.26*	Building Lease Agreement, dated January 1, 2013, between Shengda Color and Shuang Ke Da.
10.27*	Land Lease Agreement, dated January 1, 2013, between Shengda Color and Shuang Ke Da.
14	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the Company on March 22, 2012).
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	China Shengda Packaging Group Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.2	China Shengda Packaging Group Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.3	China Shengda Packaging Group Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith