Form 10-Q
period 2013-03-31
China Shengda Packaging Group Inc.
filed 2013-05-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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
Yes[X]     No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[X]     No[   ]

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2013

i

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA SHENGDA PACKAGING GROUP INC.

__________________________________________

Consolidated Financial Statements

March 31, 2013
(Unaudited)

__________________________________________

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
ASSETS	2013	2012
Current assets	(Unaudited)
Cash and cash equivalents	$9,957,027	$11,903,937
Restricted cash	26,330,067	22,615,099
Accounts and notes receivable, net	35,237,190	33,203,457
Inventories	16,204,976	15,543,213
Prepayments and other receivables	2,716,841	955,953
Amount due from related parties	189,786	207,112
Total current assets	90,635,887	84,428,771

Non-current assets
Property, plant and equipment, net	72,335,055	70,184,832
Land use right	11,881,643	11,881,160
Customer relationships, net	46,986	74,766
Deferred tax assets	454,035	403,121
Goodwill	176,910	175,941
Total assets	$175,530,516	$167,148,591

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$48,027,534	$45,246,615
Amounts due to related party	613,695	269,505
Accrued expenses and other payables	2,798,823	2,310,270
Taxes payable	1,490,575	1,360,386
Short-term loans	6,691,523	3,500,000
Current portion of long-term borrowing	9,000,000	4,500,000
Total current liabilities	68,622,150	57,186,776

Non-current liabilities
Long-term loans	-	4,500,000
Deferred tax liabilities	11,746	18,691
Total liabilities	68,633,896	61,705,467

Commitment and contingencies
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued both at March 31, 2013 and December 31, 2012, 38,790,811 outstanding both at March 31,2013 and December 31, 2012)	39,456	39,456
Treasury stock (665,500 shares both at March 31,2013 and December 31, 2012)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,997,530	6,997,530
Unappropriated retained earnings	46,732,736	45,859,324
Accumulated other comprehensive income	9,687,596	9,101,639
Total equity for stockholders of China Shengda Packaging	106,493,117	105,033,748
Noncontrolling interest	403,503	409,376
Total equity	106,896,620	105,443,124
Total liabilities and equity	$175,530,516	$167,148,591

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$27,091,970	$28,463,796
Cost of goods sold	21,809,729	23,012,197
Gross profit	5,282,241	5,451,599
Operating expenses
Selling expenses	1,161,787	1,260,791
General and administrative expenses	2,820,091	2,308,648
	3,981,878	3,569,439
Other income (expenses)
Interest income	86,424	77,338
Interest expense	(127,702)	(202,258)
Subsidy income	96,704	61,770
Others	-	34,415
	55,426	(28,735)
Non-operating income (expenses)
Non-operating expense	(166,088)	-
	(166,088)	-

Income before income tax expense and noncontrolling interest	1,189,701	1,853,425

Income tax expense	322,152	313,999
Net income	867,549	1,539,426
Net loss attributable to noncontrolling interest	5,863	1,339
Net income attributable to Company’s common
stockholders	$873,412	$1,540,765

Basic and diluted earnings per share	$0.02	$0.04
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811

Comprehensive income:
Net income	$867,549	$1,539,426
Foreign currency translation adjustment	585,947	662,352
Comprehensive income	1,453,496	2,201,778
Comprehensive loss attributable to noncontrolling interest	5,873	1,360
Net comprehensive income attributable to the
Company’s common stockholders	$1,459,369	$2,203,138

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$867,549	$1,539,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,129,224	1,114,954
Change in operating assets and liabilities:
Restricted cash	(3,584,572)	(4,922,510)
Accounts and notes receivable	(1,843,888)	4,542,386
Inventories	(575,246)	(486,621)
Prepayments and other receivables	(1,752,744)	(2,224,212)
Accounts and notes payable	2,381,624	3,250,690
Amount due from(to) related party	360,581	38,299
Deferred tax	(55,651)	(13,547)
Accrued expenses and other payables	406,348	542,559
Tax payables	122,498	(1,826,284)
Net cash (used in) provided by operating activities	(2,544,277)	1,555,140

Cash flows from investing activities
Purchase of property, plant and equipment	(2,651,151)	(276,597)
Prepayment paid for construction in progress	-	(2,464,972)
Net cash used in investing activities	(2,651,151)	(2,741,569)

Cash flows from financing activities
Proceeds from short-term loan	3,191,523	-
Proceeds from long-term loan	-	7,692,176
Repayment of short-term loans	-	(6,215,272)
Net cash flows provided by financing activities	3,191,523	1,476,904

Effect of foreign currency exchange rate fluctuation on
cash and cash equivalents	56,995	124,785
Net changes in cash and cash equivalents	(1,946,910)	415,260
Cash and cash equivalents, beginning of period	11,903,937	19,294,089
Cash and cash equivalents, end of period	$9,957,027	$19,709,349

Cash paid during the period for:
Interest paid	$127,274	$191,157
Income taxes paid	$356,442	$96,273

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital RMB88 million with actually invested capital of RMB22 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. It was at the developing stage as of March 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loans borrowed, amounting to US$26,330,067 and US$22,615,099 as of March 31, 2013 and December 31, 2012, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for March 31, 2013 and December 31, 2012, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of March 31, 2013 and December 31, 2012.

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

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of March 31, 2013 and December 31, 2012.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,997,530 in both cases.

As of March 31, 2013 and December 31, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for approximately 13.7%, 12.1%, 48.2%, 16.4% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$965,343 and US$758,823 were recorded in general and administrative expenses for three months ended March 31, 2013 and 2012, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nill was recorded in the selling expenses for three months ended March 31, 2013 and 2012.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$306,922 and US$278,933 for three months ended March 31, 2013 and 2012, respectively.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2013 and 2012.

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

Except for the ASUs above, in the period ended May 10, 2013, The FASB has issued ASU No. 2013-01 through ASU 2013-07, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of March 31, 2013 and December 31, 2012, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues during the three-month period ended March 31, 2013 and 2012.

Concentration of Suppliers

The Company purchased its products from two major suppliers during the period ended March 31, 2013, accounting for 17% and 12% of the purchases, respectively. There are no purchases from supplier which individually represent greater than 10% of the total purchase during the period ended March 31, 2012.

Current vulnerability due to certain other concentrations

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$26,537,415	$26,210,723
Notes receivable	8,699,775	6,992,734
	$35,237,190	$33,203,457

No allowance for doubtful amounts was provided as of March 31, 2013 and December 31, 2012.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$14,894,817	$13,559,748
Finished goods	1,310,159	1,983,465
	$16,204,976	$15,543,213

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Prepayments	$2,448,787	$756,332
Other receivables	268,054	199,621
	$2,716,841	$955,953

The prepayments were paid to their suppliers in advance for raw materials purchased.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Buildings and improvements	$11,773,354	$11,536,573
Machinery	36,127,544	35,947,259
Office equipment and furnishing	785,081	727,228
Motor vehicles	1,593,731	1,585,004
Construction in progress	41,024,816	38,223,127
	91,304,526	88,019,191
Less: accumulated depreciation	(18,969,471)	(17,834,359)
	$72,335,055	$70,184,832

The Group recorded depreciation expenses of US$1,036,257 and US$952,211 for the three months ended March 31, 2013 and 2012, respectively. The Group purchased a land use right in October 2010, which is located in Yancheng city, Jiangsu province for construction of paper manufacturing plants to expand the Group’s business (Note 7).

The property, plant and equipment amount to US$10,659,688 were pledged as collateral for bank loans as of March 31, 2013, and no property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$11,902,684 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business, and its transaction price was determined with reference to market prices. As of March 31, 2013, the Group recorded amortization expense of US$64,820 and nil for three months ended March 31, 2013 and 2012, respectively. However, the license of land use right is still awaiting the local government’s authorization. The annual amortization is as follows:

Year	Amount
2013	$194,781
2014	259,708
2015	259,708
2016	259,708
2017	259,708
2018 and thereafter	10,648,030
Total	$11,881,643

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Customer relationship	$2,188,198	$2,176,217
Less: accumulated amortization	(2,141,212)	(2,101,451)
	$46,986	$74,766

Total amortization expenses were and US$28,146 and US$120,093 for three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, customer relationship recognized in the acquisition of Hangzhou Shengming has been fully amortized. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of five months, and will be amortized at US$46,986 in 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

9.	BORROWINGS

Short-term loan
Short-term loan consist of the following:

	31-Mar-13(Unaudited)			31-Dec-12
		Maturity
Lender	Interest rate	date	Balance	Interest rate		Maturity date	Balance

Bank of China	Libor+2.5%*	Apr.24, 2013	$3,500,000	Libor+2.5%		Apr.24, 2013 $	3,500,0000
			-				-
Subtotal			$3,500,000		$		3,500,000
Rural Commer cial Bank of Ji angsu Sheyang	7.8%	Nov.10, 2013	$ 3,191,523				-
Total			$6,691,523		$		3,500,000

Note* the effective interest rate was 4.0% as of March 31, 2013.

The short-term loan borrowed from Bank of China was denominated in USD for working capital purpose. It was guaranteed by Shengda Group, with weighted average balances of US$3,500,000 and US$3,960,584 and weighted average interest rates of 4.032% and 3.291% for three months ended March 31, 2013 and 2012. The short-term loan amount to US$3,500,000 has been renewed on April 22, 2013, the maturity date will be April 22, 2014.

The short-term loan amount to US$3,191,523 was denominated in RMB for working capital purpose. It was pledge guaranteed by Shuangsheng, The property, plant and equipment of Shuangsheng amount to US$10,659,688 were pledged as collateral. The short-term loan was with weighted average balances of $70,923 and nil and weighted average interest rates of 7.800% and nil for three months ended March 31, 2013 and 2012, respectively.

Current portion of long-term borrowing
Current portion of long-term borrowing consist of the following:

	March 31, 2013 (Unaudited)			December 31, 2012
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance

Bank of China	LIBOR+2.5% *	Dec.28,2013	$4,500,000	LIBOR+2.5%	Dec.28,2013	$4,500,000
	LIBOR+2.5% *	Feb.28,2014	$4,500,000			-

			$9,000,000			$4,500,000

Note* the effective interest rate was 4.0% as of March 31, 2013.

The current portion of long-term borrowing was denominated in USD for working capital purpose. It was with weighted average balances of US$9,000,000 and US$6,478,022, weighted average interest rates of 4.032% and 6.632% for three months ended March 31, 2013 and 2012.

Long-term loan
Long-term loan consists of the following:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	March 31, 2013(Unaudited)			December 31, 2012
		Maturity		Interest
Lender	Interest rate	date	Balance	rate	Maturity date	Balance
Bank of China			-	Libor+2.5%	Feb. 28, 2014	$4,500,000

The long term loan was with weighted average balances of nil and US$3,882,145; with weighted average interest rates of nill and 4.050% for March 31, 2013 and 2012.

Restricted bank deposits of approximately US$10,053,298 were provided by Great Shengda as collateral for the current portion of long-term borrowing of US$9,000,000. The remaining US$16,276,769 restricted cash was the deposit for notes payable of Great Shengda. The bank loans were denominated in USD for working capital purposes.

The following table summarizes the unused lines of credit:

	March 31, 2013(Unaudited)					December 31, 2012
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	March 19,2013	March 18,2014	$12,766,093	$5,117,113	February 22,2012	February 22,2013	$12,696,196	$3,165,503
Bank of China	March 19,2013	March 18,2014	$7,978,808	$7,978,808	February 22,2012	February 22,2013	$7,935,122	$7,935,122
Industrial
Commercial Bank of China	November 15,2012	November 15,2014	$11,170,332	$7,101,139	November 15,2012	November 15,2014	$11,109,171	$8,887,337
Rural
Commercial Bank of Jiangsu Sheyang	March 25,2013	March 24,2016	$3,191,523	-			-	-
Total			$35,106,756	$20,197,060			$31,740,489	$19,987,962

The lines of credit of Bank of China and Industrial Commercial Bank of China were guaranteed by Shengda Group for working capital and general corporate purposes. The line of credit of Rural Commercial Bank of Jiangsu Sheyang was pledged by Shuangsheng. The unused credit facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$32,393,962	$25,233,689
Accounts payable	15,633,572	20,012,926
	$48,027,534	$45,246,615

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased as of March 31, 2013 and December 31, 2012. All the notes payable were bank accepted notes payable without interest and due within six months.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Advance from customers	$875,977	$597,634
Payroll and welfare payable	911,878	803,522
Other payables	783,881	721,940
Accrued expenses	227,087	187,174
	$2,798,823	$2,310,270

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		March 31,	December 31,
Related parties	Relationship	2013	2012
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$95,421	$86,681
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	77,859	120,431
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	16,506	-
		$189,786	$207,112

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$270,898	$-
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	2,373	2,361
Shengda Group	Controlled by the same ultimate stockholders	71,809	-

Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	268,615	267,144
		$613,695	$269,505

The amount due from Shuangsheng Logistic, Shuangdeng Paper and Shengda Xiang Wei represents the receivable from them for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase electricity and water from Shuang Ke Da by the Group. The amount due to New Shengda represents the payable for land lease from New Shengda by the Group, the amount due to Shengda Group represents the payable for land lease from New Shengda by the Group, the amount due to Shuangsheng Logistic represents the payable for transportation fee. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions as follows:

		Three Months Ended March 31,
Related parties	Relationship	2013	2012
		(Unaudited)	(Unaudited)
Lease from related parties

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$67,043	$66,823
Shengda Group	Controlled by the same ultimate stockholders	71,691	77,450
		$138,734	$144,273

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$147,241	$114,702

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$47,709	$101,245
Shengda Xiang Wei	Controlled by the same ultimate stockholders	48,495	38,327
		$96,204	$139,572

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$270,453	$392,924

The transactions prices were determined with reference to market prices.

Guarantee by Shengda Group Co., Ltd (“SD Group”)

SD Group entered into maximum debt guarantee contracts with Xiaoshan Bank of China and Xiaoshan Industrial Commercial Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan Bank of Chian and Xiaoshan Industrial Commercial Bank of China. The maximum guaranteed amount is RMB80 million (approximately US$12.8 million), RMB50 million (approximately US$8.0 million) and is RMB70 million (approximately US$11.2 million), for any loans borrowed by Great Shengda, Hangzhou Shengming and Great Shengda, respectively (Note 9).

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,072,785 as of March 31, 2013 and December 31, 2012.

14.	TAXATION

Taxes payable are composed of the following:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	March 31,	December 31,
	2013	2012
	(Unaudited)
VAT payable	$729,789	$614,761
Income tax payable	735,403	703,386
Other taxes payable	25,383	42,239
	$1,490,575	$1,360,386

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In three months ended March 31, 2013 and the year ended December 31, 2012, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in December 2010. According to the PRC Enterprise Income Tax Law, Great Shengda is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2010, 2011 and 2012. It was subject to income tax at a rate of 25% for 2013.

Shengda Color, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2012 and 2013.

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first tax profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011, and 25% for 2012 and thereafter.

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

The following table reconciles the Group’s effective tax for the periods presented:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$311,088	$497,858
Effect of tax holiday	-	(195,717)
Others	11,064	11,858
Effective enterprise income tax	$322,152	$313,999

The significant components of income tax expense are as follows:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Current tax expenses	$377,825	$322,206
Deferred tax benefits	(55,673)	(8,207)
Income tax expenses	$322,152	$313,999

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Net operating loss carried forward	$121,309	$55,751
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$332,726	$347,370
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(11,746)	$(18,691)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for the factory. The estimated annual capital commitment is as follows:

Year	Amount
2013	$2,595,281
2014 and thereafter	-
Total	$2,595,281

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Year	Amount
2013	$1,319,075
Total	$1,319,075

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of March 31, 2013 and December 31, 2012.

16.	SEGMENT REPORTING

The management has determined that the Group, as defined by Topic 280-10, “Segment Reporting”, has only one operating segment.

17.	TREASURY STOCK

The Company has 665,500 common shares of treasury stock at a cost of $729,444 both as of March 31, 2013 and December 31, 2012, respectively.

18.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for three-month ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Net income attributable to Company’s common stockholders	$ 873,412	$ 1,540,765
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811
Earnings per share – basic and diluted	$ 0.02	$ 0.04

19.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards as of March 31, 2013 was approximately 545 million square meters.

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

Recent Development

The construction of our paper mill is approaching completion, we expect it will officially go into operation by the end of second quarter of 2013.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2013:

Revenues: Revenues decreased by $1.4 million, or 4.8%, to $27.1 million for the three months ended March 31, 2013, from $28.5 million for the same period of last year.

Gross Profit: Gross profit decreased by $0.2 million, or 3.1%, to $5.3 million for the three months ended March 31, 2013, from $5.5 million for the same period of last year.

Net income attributable to Company’s common stockholders: Net income attributed to stockholders decreased by $0.6 million, or 43.3%, to $0.9 million for the three months ended March 31, 2013, from $1.5 million for the same period of last year.

Basic and diluted earings per share: Basic and diluted earnings per share was $0.02 for the three months ended March 31, 2013, compared with $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012 (unaudited)

The following table sets forth key components of our results of operations during the three months ended March 31, 2013 and 2012, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$27,091,970	100.0%	$28,463,796	100.0%
Cost of goods sold	21,809,729	80.5%	23,012,197	80.8%
Gross profit	5,282,241	19.5%	5,451,599	19.2%
Operating expenses
Selling expenses	1,161,787	4.3%	1,260,791	4.4%
General and administrative expenses	2,820,091	10.4%	2,308,648	8.1%
Total operating expenses	3,981,878	14.7%	3,569,439	12.5%
Other income (expenses)
Interest income	86,424	0.3%	77,338	0.3%
Interest expense	(127,702)	(0.5)%	(202,258)	(0.7)%
Subsidy income	96,704	0.4%	61,770	0.2%
Other	-	0.0%	34,415	0.1%
Total other income (expenses)	55,426	0.2%	(28,735)	(0.1)%
Non-operating income (expenses)
Non-operating expense	(166,088)	(0.6)%	-	0.0%
Total Non-operating income (expenses)	(166,088)	(0.6)%	-	0.0%
Income before income tax expense and noncontrolling interest	1,189,701	4.4%	1,853,425	6.5%
Income tax expense	322,152	1.2%	313,999	1.1%
Net income	867,549	3.2%	1,539,426	5.4%
Less: net loss attributable to noncontrolling interest	(5,863)	(0.0)%	(1,339)	(0.0)%
Net income attributable to Company’s common stockholders	$873,412	3.2%	$1,540,765	5.4%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Our revenues decreased by $1.4 million, or 4.8%, to $27.1 million for the three months ended March 31, 2013, from $28.5 million for the same period of 2012. The decrease was mainly attributable to the decrease in sales volume. The average price per square meter was approximately $0.39 for the three months ended March 31, 2013, which is approximately the same as in the same period of 2012. Sales volume decreased by 3.4 million square meters, or 4.6%, to 69.2 million square meters for the three months ended March 31, 2013, from 72.6 million square meters for the same period of 2012. The decreased sales volume was mainly the result of challenges from the domestic and foreign economic environment.

For the three months ended March 31, 2013, color cartons accounted for 28.3% of our revenues and flexo cartons accounted for 71.7% of our revenues, compared to 27.2% and 72.8%, respectively, for the same period of 2012. Average per square meter prices for our color cartons and flexo cartons for the three months ended March 31, 2013 were approximately $0.40 and $0.39, respectively, as compared to approximately $0.44 and $0.38, respectively, for the same period of 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 28.3% and 29.8%, respectively, of our revenues for the three months ended March 31, 2013, compared to 29.4% and 29.6%, respectively, of our revenues in the three months ended March 31, 2012.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Our cost of goods sold decreased by $1.2 million, or 5.2%, to $21.8 million for the three months ended March 31, 2013, from $23.0 million for the same period of 2012, which was mainly attributable to the decrease in sales volume described above. Average cost of goods sold per square meter for the three months ended March 31, 2013 was approximately $0.32, which was approximately the same as for the same period of 2012. Management will keep monitoring raw material prices for cost control.

Gross profit. Our gross profit decreased by $0.2 million, or 3.1%, to $5.3 million for the three months ended March 31, 2013, from $5.5 million for the same period of 2012. Gross profit from flexo cartons decreased by $0.1 million, or 1.3%, to $3.7 million for the three months ended March 31, 2013, from $3.8 million for the same period of 2012. Gross profit from color cartons decreased by $0.1 million, or 7.0%, to $1.6 million for the three months ended March 31, 2013, from $1.7 million for the same period of 2012. Gross profit as a percentage of revenues was 19.5% for the three months ended March 31, 2013, as compared to 19.2% for the same period of 2012. The decrease in our gross profit was mainly due to decreased revenues partially offset by decreased cost of goods sold as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses decreased by $0.1 million, or 7.9%, to $1.2 million for the three months ended March 31, 2013, from $1.3 million for the same period of 2012. Such decrease resulted mainly from $0.07 million decrease in freight expenses, which was mainly attributed to the decreased revenues. As a percentage of revenues, selling expenses for the three months ended March 31, 2013 decreased to 4.3%, from 4.4% for the same period of 2012.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses were $2.8 million for the three months ended March 31, 2013, an increase of $0.5 million, or 22.2% from $2.3 million for the same period of 2012. This was mainly attributable to a $0.2 million increase in R&D expenses, and $0.2 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2013 increased to 10.4%, as compared to 8.1% for the same period of 2012.

Income tax expense. Our income tax expense increased to $0.32 million for the three months ended March 31, 2013, as compared to $0.31 million for the same period of 2012. The increase in income tax expense was mainly attributable to the increase income tax rate of Great Shengda from 15% to 25%, and offsetting by the decrease in income before income tax expense and noncontrolling interest.

In December 2010, Great Shengda qualified as a National High-Tech Enterprise in the PRC, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau who granted Great Shengda a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by the government authorities every three years. During the review period, as Great Shengda currently is, the income tax is subject to the uniform income tax rate of 25% starting in 2013. Upon passing the review, the preferential tax rate of 15% will be applied retroactively from January 1, 2013. We cannot assure you that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming is subject to the uniform income tax rate of 25% for calendar year 2012 and 2013.

Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2012 and 2013.

Net income attributable to Company’s common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to Company’s common stockholders decreased by $0.6 million, or 43.3%, to $0.9 million for the three months ended March 31, 2013, from $1.5 million for the same period of 2012.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2013, we had cash and cash equivalents of $10.0 million and restricted cash of $26.3 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(2,544,277)	$1,555,140
Net cash used in investing activities	(2,651,151)	(2,741,569)
Net cash provided by financing activities	3,191,523	1,476,904
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	56,995	124,785
Net increase (decrease) in cash and cash equivalents	(1,946,910)	415,260
Cash and cash equivalents at beginning of the period	11,903,937	19,294,089
Cash and cash equivalent at end of the period	$9,957,027	$19,709,349

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2013, as compared to $1.6 million net cash provided by operating activities for the same period of 2012. This was attributable to our net income of $0.9 million, adjusted by depreciation and amortization expenses of $1.1 million, a net decrease in cash from restricted cash of $3.6 million, and a net decrease in cash from other working capital items of $0.9 million.

Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2013, which was approximately the same as for the same period of 2012. The $2.7 million was used for purchases of property, plant and equipment, primarily related to machinery purchases and plant construction of our paper mill.

Financing Activities

Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2013, as compared to $1.5 million net cash provided by financing activities for the same period of 2012. During the three months ended March 31, 2013, we received proceeds from borrowings amounting to $3.2 million.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2013. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition, cash flow or operating results.

ITEM 1A.     RISK FACTORS.

Not applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2013.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.        EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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