Form 10-Q
period 2013-06-30
China Shengda Packaging Group Inc.
filed 2013-08-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [x] The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.
Quarterly Report on Form 10-Q
Period Ended June 30, 2013

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-2
Consolidated Statements of Income and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5-F-25

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

June 30, 2013
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
ASSETS	2013	2012
Current assets	(Unaudited)
Cash and cash equivalents	$7,266,116	$11,903,937
Restricted cash	19,287,330	22,615,099
Accounts and notes receivable, net	32,771,597	33,203,457
Inventories	20,841,422	15,543,213
Prepayments and other receivables	2,618,930	955,953
Deductible value added tax payable	3,018,636	-
Amount due from related parties	229,397	207,112
Total current assets	86,033,428	84,428,771

Non-current assets
Property, plant and equipment, net	68,658,053	70,184,832
Land use right	11,980,946	11,881,160
Customer relationships, net	19,056	74,766
Deferred tax assets	700,416	403,121
Goodwill	179,368	175,941
Total assets	$167,571,267	$167,148,591

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$36,828,587	$45,246,615
Amounts due to related party	532,850	269,505
Accrued expenses and other payables	4,289,846	2,310,270
Taxes payable	1,049,973	1,360,386
Short-term loans	6,735,879	3,500,000
Current portion of long-term borrowing	9,000,000	4,500,000
Total current liabilities	58,437,135	57,186,776

Non-current liabilities
Long-term loans	-	4,500,000
Deferred tax liabilities	4,764	18,691
Total liabilities	58,441,899	61,705,467

Commitment and contingencies
Equity
Stockholders’ equity

Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued both at June 30, 2013 and December 31, 2012, 38,790,811 outstanding both at June 30,2013 and December 31, 2012)	39,456	39,456
Treasury stock (665,500 shares both at June 30,2013 and December 31, 2012)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,997,530	6,997,530
Unappropriated retained earnings	47, 489,777	45,859,324
Accumulated other comprehensive income	11,186,501	9,101,639
Total equity for stockholders of China Shengda Packaging	108,749,063	105,033,748
Noncontrolling interest	380,305	409,376
Total equity	109,129,368	105,443,124
Total liabilities and equity	$167,571,267	$167,148,591

See notes to the consolidated financial statements

F-3

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$33,488,279	$36,654,052	$60,580,249	$65,117,848
Cost of goods sold	28,654,719	30,795,625	50,464,448	53,807,822
Gross profit	4,833,560	5,858,427	10,115,801	11,310,026
Operating expenses
Selling expenses	1,068,130	1,320,933	2,229,917	2,581,724
General and administrative expenses	2,976,096	2,597,650	5,796,187	4,906,298
	4,044,226	3,918,583	8,026,104	7,488,022
Other income (expenses)
Interest income	118,124	102,858	204,548	180,196
Interest expense	(186,519)	(169,805)	(314,221)	(372,063)
Subsidy income	226,870	155,635	323,574	217,405
Other	37,938	(10,395)	37,938	24,020
	196,413	78,293	251,839	49,558
Non-operating expense
Non-operating expense	(30,717)	-	(196,805)	-
	(30,717)	-	(196,805)	-
Income before income tax expense and noncontrolling interest	955,030	2,018,137	2,144,731	3,871,562

Income tax expense	220,904	365,517	543,056	679,516
Net income	734,126	1,652,620	1,601,675	3,192,046
Less: net loss attributable to noncontrolling interest	22,915	1,853	28,778	3,192
Net income attributable to company’s common stockholders	$757,041	$1,654,473	$1,630,453	$3,195,238

Basic and diluted earnings per share	$0.02	$0.04	$0.04	$0.08
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811

Comprehensive income:
Net income	734,126	1,652,620	1,601,675	3,192,046
Foreign currency translation adjustment	1,498,622	50,964	2,084,569	713,337
Comprehensive income	2,232,748	1,703,584	3,686,244	3,905,383
Less: comprehensive loss attributable to noncontrolling interest	23,198	3,374	29,071	3,395

	$2,255,946	$1,706,958	$3,715,315	$3,908,778

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,601,675	$3,192,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,464,701	2,221,491
Deferred tax	(300,669)	(27,073)
Loss from disposal of property, plant and equipment	20,559	-
Change in operating assets and liabilities:
Restricted cash	3,730,288	(10,597,046)
Accounts and notes receivable	1,081,846	(2,000,508)
Inventories	(4,945,023)	1,938,675
Prepayments and other receivables	(1,627,764)	(712,774)
Accounts and notes payable	(8,074,364)	13,405,447
Amount due from(to) related party	237,425	260,826
Accrued expenses and other payables	1,674,009	1,323,720
Tax payables	(613,973)	(451,999)
Net cash (used in) provided by operating activities	(4,751,290)	8,552,805

Cash flows from investing activities
Purchase of property, plant and equipment	(3,285,327)	(10,417,503)
Prepayment paid for construction in progress	-	(1,252,821)
Proceeds from disposal of property, plant and
equipment	12,814	-
Net cash used in investing activities	(3,272,513)	(11,670,324)

Cash flows from financing activities
Proceeds from short-term loan	3,235,879	6,668,579
Proceeds from long-term loan	-	4,485,578
Repayment of short-term loans	-	(13,319,514)
Investment from noncontrolling interests	-	209,228
Net cash flows provided by (used in) financing
activities	3,235,879	(1,956,129)

Effect of foreign currency exchange rate fluctuation on
cash and cash equivalents	150,103	140,795
Net changes in cash and cash equivalents	(4,637,821)	(4,932,853)
Cash and cash equivalents, beginning of period	11,903,937	19,294,089
Cash and cash equivalents, end of period	$7,266,116	$14,361,236

Cash paid during the period for:
Interest paid	$314,221	$329,692
Income taxes paid	$648,626	$535,413

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

The Company, formally named as Healthplace Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web- based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of June 30, 2013. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital amounting to RMB88 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter- company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2013 and for the six-month periods ended June 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$19,287,330 and US$22,615,099 as of June 30, 2013 and December 31, 2012, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for June 30, 2013 and December 31, 2012, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2013 and December 31, 2012.

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

No value was written down for the inventories as of June 30, 2013 and December 31, 2012.

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

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows:

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long- lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013 and December 31, 2012, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,997,530 in both cases.

As of June 30, 2013 and December 31, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for approximately 13.7%, 12.1%, 48.2%, 16.4% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,048,053 and US$ 1,886,450 were recorded in general and administrative expenses for six months ended June 30, 2013 and 2012, respectively, US$1,082,710 and US$ 1,128,241 were recorded in general and administrative expenses for three months ended June 30, 2013 and 2012.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. Advertising costs amounted to nil was recorded in the selling expenses for six months ended June 30, 2013 and 2012, respectively, nil was recorded in the selling expenses for three months ended June 30, 2013 and 2012.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$608,103 and US$585,797 for six months ended June 30, 2013 and 2012, respectively, US$301,181 and US$306,863were approximately for three months ended June 30, 2013 and 2012, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2013 and 2012.

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

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short- term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard has no material impact on the Company’s consolidated financial position and results of operations.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” This ASU provides an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Except for the ASUs above, in the period ended August 6, 2013, The FASB has issued ASU No. 2013-01 through ASU 2013-11, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of June 30, 2013 and December 31, 2012, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

Concentration of Suppliers

The Company purchased its products from three major suppliers during the six months ended June 30, 2013, accounting for 13.39%, 12.22% and 10.22% of the purchases, and one major supplier during the three months ended June 30, 2013, accounting for 18% of the purchase. There are no purchases from supplier which individually represent greater than 10% of the total purchase for the six month and three month periods ended June 30, 2012.

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

(y)	Segment reporting

The Company follows ASC 280, Segment Reporting (Pre-Codification: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) , the GAAP requires the use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. And the company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Accordingly, the Group categorizes its business into two operating segments, namely (i) Paper cartons and other paper products; (ii) Raw paper.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$28,182,274	$26,210,723
Notes receivable	4,589,323	6,992,734
	$32,771,597	$33,203,457

No allowance for doubtful amounts was provided as of June 30, 2013 and December 31, 2012.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$16,495,414	$13,559,748
Finished goods	4,346,008	1,983,465
	$20,841,422	$15,543,213

No value was written down for inventories as of June 30, 2013 and December 31, 2012, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Prepayments	$2,414,514	$756,332
Other receivables	204,416	199,621
	$2,618,930	$955,953

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Buildings and improvements	$15,027,928	$11,536,573
Machinery	70,245,563	35,947,259
Office equipment and furnishing	744,849	727,228
Motor vehicles	1,447,627	1,585,004
Construction in progress	81,236	38,223,127
	87,547,203	88,019,191
Less: accumulated depreciation	(18,889,150)	(17,834,359)
	$68,658,053	$70,184,832

The Group recorded depreciation expenses of US$2,180,994 and US$1,913,119 for the six months ended June 30, 2013 and 2012, respectively. US$1,152,143 and US$747,916 for the three months ended June 30, 2013 and 2012, respectively.

The property, plant and equipment amounting to US$10,807,837 were pledged as collateral for bank loans as of June 30, 2013, and no property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,134,548 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business, and its transaction price was determined with reference to market prices. As of June 30, 2013, the Group recorded amortization expense of US$130,330 and nil for six months ended June 30, 2013 and 2012, respectively. US$65,510 and nil for three months ended June 30, 2013 and 2012, respectively. However, the license of land use right is still awaiting the local government’s authorization. The annual amortization is as follows:

Year	Amount
2013 Q3 and Q4	$131, 659
2014	263,317
2015	263, 317
2016	263, 317
2017	263, 317
2018 and thereafter	10,796,019
Total	$11,980,946

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	June 30,	December 31,
	2013	2012
	(Unaudited)

Customer relationship	$2,218,610	$2,176,217
Less: accumulated amortization	(2,199,554)	(2,101,451)
	$19,056	$74,766

Total amortization expenses were US$56,590 and US$239,755 for six months ended June 30, 2013 and 2012, respectively, US$28,295 and US$119,662 for three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, customer relationship recognized in the acquisition of Hangzhou Shengming has been fully amortized. Customer relationship recognized in the acquisition of Suzhou AA has a remaining useful life of two months, and will be amortized in 2013.

9.	BORROWINGS

Short-term loan

Short-term loan consist of the following:

	30-Jun-13(Unaudited)			31-Dec-12
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+1.5%*	Apr.22, 2014	$3,500,000	Libor+2.5%	Apr.24, 2013	$3,500,000

Rural Commerci al Bank of Jiang su Sheyang	7.8%	Nov.10, 2013	$3,235,879			-
Total			$6,735,879			$3,500,000

Note* the effective interest rate was 2.7% as of June 30, 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$5,180,512andUS$7,880,787; with weighted average interest rates of 4.7%and 4.29% for six months ended June 30, 2013 and 2012, respectively. Further, it came with weighted average balances of US$6,812,803andUS$8,359,788 ; with weighted average interest rates of 5.17% and 4.42% for the three months ended June 30, 2013 and 2012, respectively.

The short-term loan amount to US$3,235,879 was denominated in RMB for working capital purpose. It was pledge guaranteed by Shuangsheng, The property, plant and equipment of Shuangsheng amount to US$10,807,837 were pledged as collateral.

Current portion of long-term borrowing
Current portion of long-term borrowing consist of the following:

	June 30, 2013(Unaudited)			December 31, 2012
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance

Bank of China	Libor+2.5%*	Dec.28, 2013	$4,500,000	Libor+2.5% *	Dec.28,2013	$4,500,000
	Libor+2.5%*	Feb.28, 2014	$4,500,000			-
			$9,000,000			$4,500,000

Note* the effective interest rate was 3.7% as of June 30, 2013.

The current portion of long-term borrowing was denominated in USD for working capital purpose. It was with weighted average balances of US$9,000,000, with weighted average interest rates of 3.73% for six months ended June 30, 2013 and 2012, respectively; weighted average balance of US$9,000,000, with weighted average interest rates of 3.75% for three months ended June 30, 2013.

Long-term loan

Long-term loan consists of the following:

	June 30, 2013(Unaudited)			December 31, 2012
		Maturity		Interest
Lender	Interest rate	date	Balance	rate	Maturity date	Balance
Bank of China				- Libor+2.5%	Feb. 28, 2014	$4,500,000

The long term loan was with weighted average balances of nil and US$7,825,000 and with weighted average interest rates of nil and 3.25% for the six months ended June 30, 2013 and 2012; and with weighted average balances of nil and US$9,000,000 and with weighted average interest rates of nil and 3.24% for the three months ended June 30, 2013 and 2012.

Restricted bank deposits as of June 30, 2013, of approximately US$10,193,020 were provided by Great Shengda as collateral for the current portion of long-term borrowing and short-term borrowing of US$9,000,000. The remaining US$9,094,310 restricted cash was the deposit for notes payable of Great Shengda. The bank loans were denominated in USD for working capital purposes.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The following table summarizes the unused lines of credit:

	June 30, 2013(Unaudited)				December 31, 2012
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility
Lender	date	date	amount	facility	date	date	amount	Unused facility
Bank of China	March 19, 2013	March 18, 2014	$12,943,518	$7,663,784	February 22,2012	February 22,2013	$12,696,196	$3,165,503
Bank of China	March 19, 2013	March 18, 2014	$8,089,699	$8,089,699	February 22,2012	February 22,2013	$7,935,122	$7,935,122
Industrial Commercial Bank of China	November 15,2012	November 15,2014	$11,325,578	$9,464,947	November 15,2012	November 15,2014	$11,109,171	$8,887,337
Rural Commercial Bank of Jiangsu Sheyang	March 25, 2013	March 24, 2016	$3,235,879	-			-	-

Total			$35,594,674	$25,218,430			$31,740,489	$19,987,962

The lines of credit of Bank of China and Industrial Commercial Bank of China were guaranteed by Shengda Group for working capital and general corporate purposes. The line of credit of Rural Commercial Bank of Jiangsu Sheyang was pledged by Shuangsheng. The unused credit facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$17,912,081	$25,233,689
Accounts payable	18,916,506	20,012,926
	$36,828,587	$45,246,615

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased as of June 30, 2013 and December 31, 2012. All the notes payable were bank accepted notes payable without interest and due within six months.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Advance from customers	$1,161,231	$597,634
Payroll and welfare payable	964,040	803,522
Other payables	799,343	721,940
Accrued expenses	1,365,232	187,174
	$4,289,846	$2,310,270

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		June 30,	December 31,
Related parties	Relationship	2013	2012
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$96,747	$86,681
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	121,051	120,431
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	11,599	-
		$229,397	$207,112

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$260,502	$-
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	-	2,361
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	272,348	267,144
		$532,850	$269,505

The amount due from Shuangsheng Logistic, Shuangdeng Paper and Shengda Xiang Wei represents the receivable from them for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase of electricity and water from Shuang Ke Da by the Group. The amount due to New Shengda represents the payable for land lease from New Shengda by the Group, the amount due to Shuangsheng Logistic represents the payable for transportation fee. It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year Significant related party transactions as follows:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

		Three Months Ended June 30,		Six Months Ended June 30,
Related parties	Relationship	2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related parties

Hangzhou New Shengda	Controlled by the same
Investment Limited	ultimate stockholders	$68,087	$66,703	$134,800	$133,526

Shengda Group	Controlled by the same ultimate stockholders	145,615	150,581	216,218	228,031
		$213,702	$217,284	$351,018	$361,557

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	-	$234,947	$148,024	$349,649

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$95,163	$84,098	$142,165	$185,342

Shengda Xiang Wei	Controlled by the same ultimate stockholders	56,619	58,827	104,801	97,154
		$151,782	$142,925	$246,966	$282,496

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$187,790	$343,445	$457,787	$736,368

The transactions prices were determined with reference to market prices.

Guarantee by Shengda Group Co., Ltd (“SD Group”)

SD Group entered into maximum debt guarantee contracts with Xiaoshan Bank of China and Xiaoshan Industrial Commercial Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan Bank of China and Xiaoshan Industrial Commercial Bank of China. The maximum guaranteed amount is RMB80 million (approximately US$12.9 million), RMB50 million (approximately US$8.1 million) and is RMB70 million (approximately US$11.3 million), for any loans borrowed by Great Shengda, Hangzhou Shengming and Great Shengda, respectively (Note 9).

13.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in note 2(n), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,072,785 as of June 30, 2013 and December 31, 2012.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

14.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2013	2012
	(Unaudited)
VAT payable	$-	$614,761
Income tax payable	1,014,628	703,386
Other taxes payable	35,345	42,239
	$1,049,973	$1,360,386

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In six months ended June 30, 2013 and the year ended December 31, 2012, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$225,282	$545,025	$536,370	$1,042,883
Effect of tax holiday	-	(167,100)	-	(362,817)
Others	(4,378)	(12,408)	6,686	(550)
Effective enterprise income tax	$220,904	$365,517	$543,056	$679,516

The significant components of income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$465,900	$384,383	$843,725	$706,589
Deferred tax benefits	(244,996)	(18,866)	(300,669)	(27,073)
Income tax expenses	$220,904	$365,517	$543,056	$679,516

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Net operating loss carried forward	$379,854	$55,751
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$320,562	$347,370
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$(4,764)	$(18,691)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for the factory. The estimated annual capital commitment is as follows:

Year	Amount
2013	$2,370,859
Total	$2,370,859

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2013	$547,140
Total	$547,140

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of June 30, 2013 and December 31, 2012.

16.	SEGMENT REPORTING

ASC 280, Segment Reporting, requires the use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company

The Group determines segments based on the differences in products and services, to segments and measuring their performance.

The Group’s operations are mainly classified into two principal reportable segments that provide different products or services, the one is for manufacturing and processing corrugated fiberboard boxes and paper board and package decoration printing and selling. And the other one is for raw paper. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets and all corporate expenses and income tax expenses are allocated to the segments.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper		Raw paper		Total
	products
	Six months ended June 30		Six Months ended June 30		Six Months ended June 30
	2013	2012	2013	2012	2013	2012
Revenues from external customer	$59,917,559	$65,117,848	$662,690	$-	$60,580,249	$65,117,848
Total assets	147,238,031	140,970,693	20,333,236	13,084,655	167,571,267	154,055,348
Profit/loss	$2,560,947	$3,192,046	$(959,272)	$-	$1,601,675	$3,192,046

	Paper cartons and other paper		Raw paper		Total
	products
	Three months ended June 30		Three Months ended June 30		Three Months ended June 30
	2013	2012	2013	2012	2013	2012

Revenues from external customer	$32,825,589	$36,654,052	$662,690	$-	$33,488,279	$36,654,052

Total assets	147,238,031	140,970,693	20,333,236	13,084,655	167,571,267	154,055,348

Profit/loss	$1,497,964	$1,652,620	$(763,838)	$-	$734,126	$1,652,620

17.	TREASURY STOCK

The Company has 665,500 common shares of treasury stock at a cost of $729,444 both as of June 30, 2013 and December 31, 2012, respectively.

18.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no potential dilutive instrument. The following is a reconciliation of the basic and diluted earnings per share computations for six- months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to Company’s common stockholders	$757,041	$1,654,473	$1,630,453	$3,195,238
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.02	$0.04	0.04	$0.08

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

19.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Our Business

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards and raw paper, which are used for the production of flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards and raw paper as of June 30, 2013 was approximately 545 million square meters and 150,000 tons respectively.

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

Recent Development

On June 17, 2013, Shuangsheng completed the construction of a paper mill and officially went into production. The paper mill is located in Sheyang County, Jiangsu Province with an annual raw paper production capacity of 150,000 tons.

Second Quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2013:

  Revenues: Revenues decreased by $3.2 million, or 8.6%, to $33.5million for the three months ended June 30, 2013, from $36.7 million for the same period of last year.

  Gross Profit: Gross profit decreased by $1.1 million, or 17.5%, to $4.8 million for the three months ended June 30, 2013, from $5.9 million for the same period of last year.

  Net income attributable to common stockholders: Net income attributed to stockholders decreased by $0.9 million, or 54.2%, to $0.8 million for the three months ended June 30, 2013, from $1.7 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.02 for the three months ended June 30, 2013, compared with $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and June 30, 2012 (unaudited)

The following table sets forth key components of our results of operations during the three months ended June 30, 2013 and 2012, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$33,488,279	100.0%	$36,654,052	100.0%
Cost of goods sold	28,654,719	85.6%	30,795,625	84.0%
Gross profit	4,833,560	14.4%	5,858,427	16.0%
Operating expenses
Selling expenses	1,068,130	3.2%	1,320,933	3.6%
General and administrative expenses	2,976,096	8.9%	2,597,650	7.1%
Total operating expenses	4,044,226	12.1%	3,918,583	10.7%
Other income (expenses)
Interest income	118,124	0.4%	102,858	0.3%
Interest expense	(186,519)	(0.6)%	(169,805)	(0.5)%
Subsidy income	226,870	0.7%	155,635	0.4%
Other	37,938	0.1%	(10,395)	(0.0)%
Total other income	196,413	0.6%	78,293	0.2%
Non-operating expenses
Non-operating expense	30,717	0.1%	-	0.0%
Total Non-operating expenses	30,717	0.1%	-	0.0%
Income before income tax expense and noncontrolling interest	955,030	2.9%	2,018,137	5.5%
Income tax expense	220,904	0.7%	365,517	1.0%
Net income	734,126	2.2%	1,652,620	4.5%
Less: net income attributable to noncontrolling interest	(22,915)	(0.1)%	(1,853)	(0.0)%
Net income attributable to common stockholders	$757,041	2.3%	$1,654,473	4.5%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues by segment were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$32,825,589	$36,654,052
Raw paper	662,690	-
Revenues	$33,488,279	$36,654,052

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $3.9 million, or 10.4%, to $32.8 million for the three months ended June 30, 2013, from $36.7 million for the same period in 2012. The decrease was mainly attributable to the decrease in sales volume. The average price per square meter was approximately $0.40 for the three months ended June 30, 2013, which was approximately the same as for the same period of 2012. Sales volume decreased by 9.0 million square meters, or 9.9%, to 82.9 million square meters for the three months ended June 30, 2013, from 91.9 million square meters for the same period of 2012. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment.

For the three months ended June 30, 2013, color cartons accounted for 29.1% of our revenues and flexo cartons accounted for 70.9% of our revenues, compared to 30.3% and 69.7%, respectively, for the same period of 2012. Average per square meter prices for our color cartons and flexo cartons for the three months ended June 30, 2013 were approximately $0.39 and $0.40, respectively, as compared to approximately $0.41 and $0.39, respectively, for the same period of 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 25.0% and 24.7%, respectively, of our revenues for the three months ended June 30, 2013, compared to 25.7% and 32.1%, respectively, of our revenues in the three months ended June 30, 2012.

Revenues of raw paper

Our revenues of raw paper were approximately $0.7 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 1.9 thousand tons and the average per ton price was approximately $356.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$27,263,322	$30,795,625
Raw paper	1,391,397	-
Cost of goods sold	$28,654,719	$30,795,625

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $3.5 million, or 11.5%, to $27.3 million for the three months ended June 30, 2013, from $30.8 million for the same period of 2012, which was mainly attributable to the decrease in sales volume described above. Average cost of goods sold per square meter for the three months ended June 30, 2013 was approximately $0.33, which was approximately the same as for the same period of 2012. Management will keep monitoring raw material prices for cost control.

Cost of goods sold of raw paper

Our cost of goods sold of raw paper was $1.4 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 1.9 thousand tons and the average per ton cost was approximately $747. The high average per ton cost was mainly attributable to the high consumption of supplemental material and energy in the pilot phase of the recently started paper mill production. Management will keep monitoring raw material consumption for cost control.

Gross profit. Our gross profit decreased by $1.1 million, or 17.5%, to $4.8 million for the three months ended June 30, 2013, from $5.9 million for the same period of 2012. Gross profit by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$5,562,267	$5,858,427
Raw paper	(728,707)	-
Gross profit	$4,833,560	$5,858,427

Gross profit of paper cartons and other paper products

Gross profit from paper cartons decreased by $0.3 million, or 5.1%, to $5.6 million for the three months ended June 30, 2013, from $5.9 million for the same period of 2012. Gross profit from flexo cartons decreased by $0.2 million, or 5.4%, to $3.9 million for the three months ended June 30, 2012, from $4.1 million for the same period of 2012. Gross profit from color cartons decreased by $0.1 million, or 2.5%, to $1.7 million for the three months ended June 30, 2012, from $1.8 million for the same period of 2012. The decrease in our gross profit of paper cartons and other paper products was mainly due to decreased revenues of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 16.9% for the three months ended June 30, 2013, as compared to 16.0% for the same period of 2012.

Gross profit of raw paper

Gross profit of raw paper was negative $0.7 million since Shuangsheng’s paper mill officially went into production in June 2013, which was mainly due to the high cost of goods sold of raw paper as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses decreased by $0.2 million, or 19.1%, to $1.1 million for the three months ended June 30, 2013, from $1.3 million for the same period of 2012. Such decrease resulted mainly from the decreased freight expenses and staff cost. As a percentage of revenues, selling expenses for the three months ended June 30, 2013 decreased to 3.2%, from 3.6% for the same period of 2012.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.4 million, or 14.6%, to $3.0 million for the three months ended June 30, 2013, from $2.6 million for the same period of 2012. The increase resulted mainly from the operation of Shuangsheng in 2013. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2013 increased to 8.9%, as compared to 7.1% for the same period of 2012.

Income tax expense. Our income tax expense decreased to $0.2 million for the three months ended June 30, 2013, as compared to $0.4 million for the same period of 2012. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

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

Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2012 and 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.9 million, or 54.2%, to $0.8 million for the three months ended June 30, 2012, from $1.7 million for the same period of 2012.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012 (unaudited)

The following table sets forth key components of our results of operations during the six months ended June 30, 2013 and 2012, both in dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$60,580,249	100.0%	$65,117,848	100.0%
Cost of goods sold	50,464,448	83.3%	53,807,822	82.6%
Gross profit	10,115,801	16.7%	11,310,026	17.4%
Operating expenses
Selling expenses	2,229,917	3.7%	2,581,724	4.0%
General and administrative expenses	5,796,187	9.6%	4,906,298	7.5%
Total operating expenses	8,026,104	13.2%	7,488,022	11.5%
Other income (expenses)
Interest income	204,548	0.3%	180,196	0.3%
Interest expense	(314,221)	(0.5)%	(372,063)	(0.6)%
Subsidy income	323,574	0.5%	217,405	0.3%
Other	37,938	0.1%	24,020	0.0%
Total other income	251,839	0.4%	49,558	0.1%
Non-operating expenses
Non-operating expense	196,805	0.3%	-	0.0%
Total Non-operating expenses	196,805	0.3%	-	0.0%
Income before income tax expense and noncontrolling interest	2,144,731	3.5%	3,871,562	5.9%
Income tax expense	543,056	0.9%	679,516	1.0%
Net income	1,601,675	2.6%	3,192,046	4.9%
Less: net income attributable to noncontrolling interest	(28,778)	(0.0)%	(3,192)	(0.0)%
Net income attributable to common stockholders	$1,630,453	2.7%	$3,195,238	4.9%

Revenues. Revenues by segment were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$59,917,559	$65,117,848
Raw paper	662,690	-
Revenues	$60,580,249	$65,117,848

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $5.2 million, or 8.0%, to $59.9 million for the six months ended June 30, 2013, from $65.1 million for the same period of 2012. The decrease was primarily attributable to the decrease in sales volume. The average price per square meter was approximately $0.39 for the six months ended June 30, 2013, which was approximately the same as in the same period of 2012. Sales volume decreased by 12.4 million square meters, or 7.5%, to 152.1 million square meters for the six months ended June 30, 2013, from 164.5 million square meters for the same period of 2012. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment.

For the six months ended June 30, 2013, color cartons accounted for 28.7% of our revenues and flexo cartons accounted for 71.3% of our revenues, compared to 28.9% and 71.1%, respectively, for the same period of 2012. Average per square meter prices for our color cartons and flexo cartons for the six months ended June 30, 2013 were approximately $0.40 and $0.39, respectively, as compared to approximately $0.42 and $0.39, respectively, for the same period of 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 26.5% and 27.0%, respectively, of our revenues for the six months ended June 30, 2013, compared to 27.3% and 31.0%, respectively, of our revenues in the six months ended June 30, 2012.

Revenues of raw paper

Our revenues of raw paper were approximately $0.7 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 1.9 thousand tons and the average per ton price was approximately $356.

Cost of goods sold. Cost of goods sold by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$49,073,051	$53,807,822
Raw paper	1,391,397	-
Cost of goods sold	$50,464,448	$53,807,822

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $4.7 million, or 8.8%, to $49.1 million for the six months ended June 30, 2013, from $53.8 million for the same period of 2012. Average cost of goods sold per square meter for the six months ended June 30, 2013 was approximately $0.32, a decrease of approximately $0.01, as compared to approximately $0.33 for the same period of 2012. This decrease was primarily due to the decreased cost of raw materials. Management will keep monitoring raw material prices for cost control.

Cost of goods sold of raw paper

Our cost of goods sold of raw paper was $1.4 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 1.9 thousand tons and the average per ton cost was approximately $747. The high average per ton cost was mainly attributable to the high consumption of supplemental material and energy in the pilot phase of the recently started paper mill production. Management will keep monitoring raw material consumption for cost control.

Gross profit. Gross profit by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$10,844,508	$11,310,026
Raw paper	(728,707)	-
Gross profit	$10,115,801	$11,310,026

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products decreased by $0.5 million, or 4.1%, to $10.8 million for the six months ended June 30, 2013, from $11.3 million for the same period of 2012. Gross profit from flexo cartons decreased by $0.3 million, or 3.7%, to $7.5 million for the six months ended June 30, 2013, from $7.8 million for the same period of 2012. Gross profit from color cartons decreased by $0.2 million, or 5.0%, to $3.3 million for the six months ended June 30, 2013, from $3.5 million for the same period of 2012. The decrease in our gross profit of paper cartons and other paper products was mainly due to decreased revenues of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 18.1% for the six months ended June 30, 2013, as compared to 17.4% for the same period of 2012.

Gross profit of raw paper

Gross profit of raw paper was negative $0.7 million since Shuangsheng’s paper mill officially went into production in June 2013, which was mainly due to the high cost of goods sold of raw paper as noted above.

Selling expenses. Our selling expenses decreased by $0.4 million, or 13.6%, to $2.2 million for the six months ended June 30, 2013, from $2.6 million for the same period of 2012. Such decrease resulted mainly from the decreased freight expenses and staff cost. As a percentage of revenues, selling expenses for the six months ended June 30, 2013 decreased to 3.7%, from 4.0% for the same period of 2012.

General and administrative expenses. Our general and administrative expenses increased by $0.9 million, or 18.1%, to $5.8 million for the six months ended June 30, 2013, from $4.9 million for the same period of 2012. This was mainly attributable to a $0.2 million increase in R&D expenses, and a $0.5 million increase due to the operation of Shuangsheng in 2013. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2013 increased to 9.6%, as compared to 7.5% for the same period of 2012.

Income tax expense. Our income tax expense decreased to $0.5 million for the six months ended June 30, 2013, as compared to $0.7 million for the same period of 2012. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $1.6 million, or 49.0%, to $1.6 million for the six months ended June 30, 2013, from $3.2 million for the same period of 2012.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of June 30, 2013, we had cash and cash equivalents of $7.3 million and restricted cash of $19.3 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(4,751,290)	$8,552,805
Net cash used in investing activities	(3,272,513)	(11,670,324)
Net cash provided by (used in) financing activities	3,235,879	(1,956,129)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	150,103	140,795
Net decrease in cash and cash equivalents	(4,637,821)	(4,932,853)
Cash and cash equivalents at beginning of the period	11,903,937	19,294,089
Cash and cash equivalent at end of the period	$7,266,116	$14,361,236

Operating Activities

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2013, as compared to $8.6 million net cash provided by operating activities for the same period of 2012. This was attributable to our net income of $1.6 million, adjusted by depreciation and amortization expenses of $2.5 million, and a net decrease in cash from working capital items of $8.9 million.

Investing Activities

Net cash used in investing activities was $3.3 million for the six months ended June 30, 2013, as compared to $11.7 million for the same period of 2012. The $3.3 million was used for purchases of property, plant and equipment and prepayment for construction in progress, primarily related to machinery purchases and plant construction of our paper mill which was completed in June 2013.

Financing Activities

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2013, as compared to $2.0 million net cash used in financing activities for the same period of 2012. During the six months ended June 30, 2013, we received loan proceeds amounting to $3.2 million.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change as a result of new market opportunities or new product introductions.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, cash flow or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the second quarter of 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013

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