Form 10-Q
period 2013-09-30
China Shengda Packaging Group Inc.
filed 2013-11-13
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

_________________________________________________________________
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

Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended September 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-24

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	September 30,	December 31,
ASSETS	2013	2012
Current assets	(Unaudited)
Cash and cash equivalents	$6,168,747	$11,903,937
Restricted cash	14,261,516	22,615,099
Accounts and notes receivable, net	39,718,512	33,203,457
Inventories	21,063,833	15,543,213
Prepayments and other receivables	2,368,740	955,953
Deductible value added tax payable	3,731,189	-
Amount due from related parties	203,241	207,112
Total current assets	87,515,778	84,428,771

Non-current assets
Property, plant and equipment, net	68,653,916	70,184,832
Land use right	11,974,476	11,881,160
Customer relationships, net	-	74,766
Deferred tax assets	1,059,542	403,121
Goodwill	180,262	175,941
Total assets	$169,383,974	$167,148,591

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$32,170,878	$45,246,615
Amounts due to related party	1,113,761	269,505
Accrued expenses and other payables	4,753,965	2,310,270
Taxes payable	2,168,336	1,360,386
Short-term loans	10,004,000	3,500,000
Current portion of long-term borrowing	9,000,000	4,500,000
Total current liabilities	59,210,940	57,186,776

Non-current liabilities
Long-term loans	-	4,500,000
Deferred tax liabilities	-	18,691
Total liabilities	59,210,940	61,705,467

Commitment and contingencies
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 39,456,311 shares issued both at September 30, 2013 and December 31, 2012, 38,790,811 outstanding both at September 30,2013 and December 31, 2012)	39,456	39,456
Treasury stock (665,500 shares both at September 30,2013 and December 31, 2012)	(729,444)	(729,444)
Additional paid-in capital	43,765,243	43,765,243
Appropriated retained earnings	6,997,530	6,997,530
Unappropriated retained earnings	48,025,166	45,859,324
Accumulated other comprehensive income	11,728,293	9,101,639
Total equity for stockholders of China Shengda Packaging	109,826,244	105,033,748
Noncontrolling interest	346,790	409,376
Total equity	110,173,034	105,443,124
Total liabilities and equity	$169,383,974	$167,148,591

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$39,929,058	$33,033,566	$100,509,307	$98,151,414
Cost of goods sold	34,564,105	27,019,968	85,028,553	80,827,790
Gross profit	5,364,953	6,013,598	15,480,754	17,323,624
Operating expenses
Selling expenses	1,901,019	1,379,774	4,130,936	3,961,498
General and administrative expenses	2,784,893	2,940,979	8,581,080	7,847,277
	4,685,912	4,320,753	12,712,016	11,808,775
Other income (expenses)
Interest income	151,792	118,520	356,340	298,716
Interest expense	(248,127)	(115,577)	(562,348)	(487,640)
Subsidy income	4,302	46,309	327,876	263,714
Other	174,645	(16,878)	212,583	7,142
	82,612	32,374	334,451	81,932
Non-operating expense
Non-operating expense	98,120	-	294,925	-
	98,120	-	294,925	-
Income before income tax expense and noncontrolling interest	663,533	1,725,219	2,808,264	5,596,781

Income tax expense	161,221	365,352	704,277	1,044,868
Net income	502,312	1,359,867	2,103,987	4,551,913
Net loss attributable to noncontrolling interest	33,077	1,663	61,855	4,855
Net income attributable to company’s common stockholders	$535,389	$1,361,530	$2,165,842	$4,556,768

Basic and diluted earnings per share	$0.01	$0.04	$0.06	$0.12
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811

Comprehensive income:
Net income	502,312	1,359,867	2,103,987	4,551,913
Foreign currency translation adjustment	541,354	(164,829)	2,625,923	548,508
Comprehensive income	1,043,666	1,195,038	4,729,910	5,100,421
Comprehensive loss attributable to noncontrolling interest	33,515	1,800	62,586	5,195

	$1,077,181	$1,196,838	$4,792,496	$5,105,616

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$2,103,987	$4,551,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	4,301,872	3,333,527
Deferred tax	(657,893)	(40,572)
Loss from disposal of property, plant and equipment	90,614	-
Change in operating assets and liabilities:
Restricted cash	8,804,882	(3,426,845)
Accounts and notes receivable	(5,615,309)	1,345,391
Inventories	(5,078,848)	3,556,059
Prepayments and other receivables	(1,379,429)	(436,701)
Accounts and notes payable	(14,016,566)	12,824,684
Amount due from(to) related party	836,702	544,609
Accrued expenses and other payables	2,055,666	1,718,696
Tax payables	(205,277)	(2,002,434)
Net cash (used in) provided by operating activities	(8,759,599)	21,968,327
Cash flows from investing activities
Purchase of property, plant and equipment	(3,685,181)	(14,619,240)
Prepayment paid for construction in progress	-	(3,150,000)
Proceeds from disposal of property, plant and equipment	59,676	-
Net cash used in investing activities	(3,625,505)	(17,769,240)
Cash flows from financing activities
Proceeds from short-term loan	6,428,000	6,662,447
Proceeds from long-term loan	-	4,495,863
Repayment of short-term loans	-	(13,301,664)
Restricted cash	-	(4,993,263)
Investment from noncontrolling interests	-	208,894
Net cash provided by (used in) financing activities	6,428,000	(6,927,723)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	221,914	109,426
Net changes in cash and cash equivalents	(5,735,190)	(2,619,210)
Cash and cash equivalents, beginning of period	11,903,937	19,294,089
Cash and cash equivalents, end of period	$6,168,747	$16,674,879
Cash paid during the period for:
Interest paid	$374,852	$475,204
Income taxes paid	$1,008,024	$885,290

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of September 30, 2013. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has registered capital amounting to RMB88 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2013 and for the Three-month and Nine- month periods ended September 30, 2013 and 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the Three-month and Nine-month periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$14,261,516 and US$22,615,099 as of September 30, 2013 and December 31, 2012, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for September 30, 2013 and December 31, 2012, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2013 and December 31, 2012.

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

No value was written down for the inventories as of September 30, 2013 and December 31, 2012.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2013 and December 31, 2012, respectively.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

As of September 30, 2013 and December 31, 2012, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$6,997,530 in both cases.

As of September 30, 2013 and December 31, 2012, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for approximately 13.7%, 12.1%, 48.2%, 16.4% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$ 3,324,629 and US$ 2,807,578 were recorded in general and administrative expenses for Nine months ended September 30, 2013 and 2012, respectively, US$ 1,276,576 and US$ 919,817 were recorded in general and administrative expenses for three months ended September 30, 2013 and 2012.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$954,686 and US$ 955,066 for Nine months ended September 30, 2013 and 2012, respectively, US$346,583 and US$ 369,269 were approximately for three months ended September 30, 2013 and 2012, respectively.

(r)	Income taxes

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2013 and 2012.

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

(u)	Comprehensive income

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

Except for the ASUs above, in the period ended September 30, 2013, The FASB has issued ASU No. 2013-01 through ASU 2013-11, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of September 30, 2013 and December 31, 2012, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues for the periods presented.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Concentration of Suppliers

The Company purchased its products from two major suppliers during the nine months ended September 30, 2013, accounting for 13.90% and 11.44% of the purchases, and two major suppliers during the three months ended September 30, 2013, accounting for 14.81% and 13.64% of the purchases. The Company purchased its products from two major suppliers during the nine months ended September 30, 2012, accounting for 13% and 12% of the purchases, respectively. There are no purchases from supplier which individually represent greater than 10% of the total purchase for the three months ended September 30, 2012.

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

(x)	Segment reporting

The Company follows ASC 280, Segment Reporting (Pre-Codification: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), the U.S. GAAP requires the use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. And the company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Accordingly, the Group categorizes its business into two operating segments, namely (i) Paper cartons and other paper products; (ii) Raw paper.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Accounts receivable	$32,930,726	$26,210,723
Notes receivable	6,787,786	6,992,734
	$39,718,512	$33,203,457

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

No allowance for doubtful amounts was provided as of September 30, 2013 and December 31, 2012.

4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Raw materials	$16,035,828	$13,559,748
Finished goods	5,028,005	1,983,465
	$21,063,833	$15,543,213

No value was written down for inventories as of September 30, 2013 and December 31, 2012, respectively.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Prepayments	$1,985,675	$756,332
Other receivables	383,065	199,621
	$2,368,740	$955,953

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Buildings and improvements	$27,279,019	$11,536,573
Machinery	58,553,315	35,947,259
Office equipment and furnishing	780,273	727,228
Motor vehicles	1,470,335	1,585,004
Construction in progress	1,060,855	38,223,127
	89,143,797	88,019,191
Less: accumulated depreciation	(20,489,881)	(17,834,359)
	$68,653,916	$70,184,832

The Group recorded depreciation expenses of US$3,867,592 and US$2,876,601 for the Nine months ended September 30, 2013 and 2012, respectively, and US$1,686,598 and US$961,600 for the three months ended September 30, 2013 and 2012, respectively.

The property, plant and equipment amounting to US$10,601,324 were pledged as collateral for bank loans as of September 30, 2013, and no property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,195,000 (RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business, and its transaction price was determined with reference to market prices. As of September 30, 2013, the Group recorded amortization expense of US$196,153 and nil for Nine months ended September 30, 2013 and 2012, respectively, and US$65,823 and nil for three months ended September 30, 2013 and 2012, respectively. However, the license of land use right is still awaiting the local government’s authorization. The annual amortization is as follows:

Year	Amount
2013 Q4	$66,157
2014	264,629
2015	264,629
2016	264,629
2017	264,629
2018 and thereafter	10,849,803
Total	$11,974,476

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	September 30,	December 31,
	2013	2012
	(Unaudited)

Customer relationship	$2,229,662	$2,176,217
Less: accumulated amortization	(2,229,662)	(2,101,451)
	$-	$74,766

Total amortization expenses were US$75,707 and US$359,632 for Nine months ended September 30, 2013 and 2012, respectively, and US$19,117 and US$119,877 for three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, customer relationship has been fully amortized.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

9.	BORROWINGS

Short-term loan
Short-term loan consist of the following:

	September 30, 2013 (Unaudited)			December 31, 2012
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+1.5%*	Apr.22, 2014	$3,500,000	Libor+2.5%	Apr.24, 2013	$3,500,000

Industrial and Commercial Bank of China	6.16%	Mar.13, 2014	$3,252,000			-

Rural Commercial Bank of Jiang su Sheyang	7.8%	Nov.10, 2013	$3,252,000			-
Total			$10,004,000			$3,500,000

Note* the effective interest rate was 2.7% as of September 30, 2013.

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$5,906,242 and US$6,951,711; with weighted average interest rates of 4.84% and 4.23% for Nine months ended September 30, 2013 and 2012, respectively. Further, it came with weighted average balances of US$7,352,913 and US$2,576,923; with weighted average interest rates of 5.05% and 4.33% for the three months ended September 30, 2013 and 2012, respectively.

The short-term loan amount to US$6,504,000 was denominated in RMB for working capital purpose. It was pledge guaranteed by Shuangsheng, The property, plant and equipment of Shuangsheng amount to US$10,601,324 were pledged as collateral.

Current portion of long-term borrowing
Current portion of long-term borrowing consist of the following:

	September 30, 2013 (Unaudited)			December 31, 2012
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance

Bank of China	Libor+2.5%*	Dec.28, 2013	$4,500,000	Libor+2.5% *	Dec.28,2013	$4,500,000
	Libor+2.5%*	Feb.28, 2014	$4,500,000			-
			$9,000,000			$4,500,000

Note* the effective interest rate was 3.7% as of September 30, 2013.

The current portion of long-term borrowing was denominated in USD for working capital purpose. It was with weighted average balances of US$9,000,000 and nil, with weighted average interest rates of 3.71% and nil for Nine months ended September 30, 2013 and 2012, respectively; weighted average balance of US$9,000,000 and nil, with weighted average interest rates of 3.71% and nil for three months ended September 30, 2013 and 2012, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Long-term loan
Long-term loan consists of the following:

	September 30, 2013(Unaudited)			December 31, 2012
		Maturity		Interest
Lender	Interest rate	date	Balance	rate	Maturity date	Balance
Bank of China			-	Libor+2.5%	Feb. 28, 2014	$ 4,500,000

The long term loan was with weighted average balances of nil and US$8,283,333 and with weighted average interest rates of nil and 3.25% for the Nine months ended September 30, 2013 and 2012; and with weighted average balances of nil and US$9,000,000 and with weighted average interest rates of nil and 3.19% for the three months ended September 30, 2013 and 2012.

Restricted bank deposits as of September 30, 2013 and December 31, 2012, of approximately US$10,243,800 and US$ 9,998,254, respectively, were provided by Great Shengda as collateral for the current portion of long-term borrowing and short-term borrowing of US$9,000,000. The remaining restricted cash of US$4,017,716 and US$12,616,845 as of September 30, 2013 and December 31, 2012, respectively, were the deposit for notes payable of Great Shengda. The bank loans were denominated in USD for working capital purposes.

The following table summarizes the unused lines of credit:

	September 30, 2013(Unaudited)				December 31, 2012
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	March 19, 2013	March 18, 2014	$13,008,000	$8,369,800	February 22,2012	February 22,2013	$12,696,196	$3,165,503
Bank of China	March 19, 2013	March 18, 2014	$8,130,000	$8,130,000	February 22,2012	February 22,2013	$7,935,122	$7,935,122
Industrial Commercial Bank of China	November 15,2012	November 15,2014	$11,382,000	$8,130,000	November 15,2012	November 15,2014	$11,109,171	$8,887,337
Rural Commercial Bank of Jiangsu Sheyang	March 25, 2013	March 24, 2016	$3,252,000	-			-	-

Total			$35,772,000	$24,629,800			$31,740,489	$19,987,962

The lines of credit of Bank of China and Industrial Commercial Bank of China were guaranteed by Shengda Group for working capital and general corporate purposes. The line of credit of Rural Commercial Bank of Jiangsu Sheyang was pledged by Shuangsheng. The unused credit facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Notes payable	$7,757,516	$25,233,689
Accounts payable	24,413,362	20,012,926
	$32,170,878	$45,246,615

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased as of September 30, 2013 and December 31, 2012. All the notes payable were bank accepted notes payable without interest and due within six months.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Advance from customers	$1,292,744	$597,634
Payroll and welfare payable	934,450	803,522
Other payables	685,212	721,940
Accrued expenses	1,841,559	187,174
	$4,753,965	$2,310,270

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		September 30,	December 31,
Related parties	Relationship	2013	2012
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$97,229	$86,681
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	106,012	120,431
		$203,241	$207,112

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$121,100	$2,361
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	273,705	267,144
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	718,956	-
		$1,113,761	$269,505

The amounts due from Shuangsheng Logistic, and Shuangdeng Paper represent the receivable from them for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase of electricity and water from Shuang Ke Da by the Group. The amount due to New Shengda represents the payable for land lease from New Shengda by the Group, It was recorded as “amount due to related party” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related parties	Relationship	2013	2012	2013	2012
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related parties

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$68,080	$66,597	$202,880	$200,123

Shengda Group	Controlled by the same ultimate stockholders	145,357	71,214	361,575	219,992
		$213,437	$137,811	$564,455	$420,115

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	191,176	$3,938	$339,200	$298,802

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$49,299	$66,895	$191,464	$252,238

Shengda Xiang Wei	Controlled by the same ultimate stockholders	58,495	54,913	163,296	152,067
		$107,794	$121,808	$354,760	$404,305

Purchase of steam from related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$1,831,224	-	$1,831,224	-

Purchase of water and electricity from related party
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	$226,632	$373,026	$684,419	$1,109,394

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

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,072,785 as of September 30, 2013 and December 31, 2012.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

14.	TAXATION

Taxes payable are composed of the following:

	September 30,	December 31,
	2013	2012
	(Unaudited)
VAT payable	$840,699	$614,761
Income tax payable	1,266,838	703,386
Other taxes payable	60,799	42,239
	$2,168,336	$1,360,386

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$3,731,189 and nil as of September 30, 2013 and December 31, 2012, respectively.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In Nine months ended September 30, 2013 and the year ended December 31, 2012, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$167,907	$542,258	$704,277	$1,585,141
Effect of tax holiday	-	(177,456)	-	(540,273)
Others	(6,686)	550	-	-
Effective enterprise income tax	$161,221	$365,352	$704,277	$1,044,868

The significant components of income tax expense are as follows:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$518,445	$404,935	$1,362,170	$1,111,524
Deferred tax benefits	(357,224)	(39,583)	(657,893)	(66,656)
Income tax expenses	$161,221	$365,352	$704,277	$1,044,868

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Net operating loss carried forward	$752,521	$55,751
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	$307,021	$347,370
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	$-	$(18,691)

Jiangsu Shuangsheng Paper Technology Development Co., Ltd., one of the Group’s subsidiaries, incurred a pretax loss of approximately US$ 2.7 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2013	$274,490
Total	$274,490

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of September 30, 2013 and December 31, 2012.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper		Raw paper		Total
	products
	Nine months ended September 30		Nine Months ended September		Nine Months ended September 30
			30
	2013	2012	2013	2012	2013	2012
Revenues from external customer	$93,975,576	$98,151,414	$6,533,731	$-	$100,509,307	$98,151,114
Total assets	153,328,121	139,782,923	16,055,853	16,932,505	169,383,974	156,715,428
Profit/(loss)	$4,058,379	$4,551,913	$(1,954,392)	$-	$2,103,987	$4,551,913

	Paper cartons and other paper		Raw paper		Total
	products
	Three months ended September		Three Months ended September		Three Months ended September 30
	30		30
	2013	2012	2013	2012	2013	2012
Revenues from external customer	$34,058,017	$33,033,566	$5,871,041	$-	$39,929,058	$33,033,566

Total assets	153,328,121	139,782,923	16,055,853	16,932,505	169,383,974	156,715,428
Profit/(loss)	$1,497,432	$1,359,867	$(995,120)	$-	$502,312	$1,359,867

17.	TREASURY STOCK

The Company has 665,500 common shares of treasury stock at a cost of $729,444 both as of September 30, 2013 and December 31, 2012, respectively.

18.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no potential dilutive instrument. The following is a reconciliation of the basic and diluted earnings per share computations for Three-months and Nine-months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to Company’s common stockholders	$535,389	$1,361,530	$2,165,842	$4,556,768
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.01	$0.04	0.06	$0.12

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

19.	SUBSEQUENT EVENT

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of corrugated paperboards and raw paper as of September 30, 2013 was approximately 545 million square meters and 150,000 tons respectively.

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

Third quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2013:

  Revenues: Revenues increased by $6.9 million, or 20.9%, to $39.9 million for the three months ended September 30, 2013, from $33.0 million for the same period of last year.

  Gross Profit: Gross profit decreased by $0.6 million, or 10.8%, to $5.4 million for the three months ended September 30, 2013, from $6.0 million for the same period of last year.

  Net income attributable to common stockholders: Net income attributed to stockholders decreased by $0.9 million, or 60.7%, to $0.5 million for the three months ended September 30, 2013, from $1.4 million for the same period of last year.

  Basic and diluted net income per share: Basic and diluted net income per share was $0.01 for the three months ended September 30, 2013, compared with $0.04 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012 (unaudited)

The following table sets forth key components of our results of operations during the three months ended September 30, 2013 and 2012, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$39,929,058	100.0%	$33,033,566	100.0%
Cost of goods sold	34,564,105	86.6%	27,019,968	81.8%
Gross profit	5,364,953	13.4%	6,013,598	18.20%
Operating expenses
Selling expenses	1,901,019	4.8%	1,379,774	4.2%
General and administrative expenses	2,784,893	7.0%	2,940,979	8.9%
Total operating expenses	4,685,912	11.7%	4,320,753	13.1%
Other income (expenses)
Interest income	151,792	0.4%	118,520	0.4%
Interest expense	(248,127)	(0.6)%	(115,577)	(0.3)%
Subsidy income	4,302	0.0%	46,309	0.1%
Other	174,645	0.4%	(16,878)	(0.1)%
Total other income (expenses)	82,612	0.2%	32,374	0.1%
Non-operating expenses
Non-operating expense	98,120	0.2%	-	-
Total Non-operating expenses	98,120	0.2%	-	-
Income before income tax expense and noncontrolling interest	663,533	1.7%	1,725,219	5.2%
Income tax expense	161,221	0.4%	365,352	1.1%
Net income	502,312	1.3%	1,359,867	4.1%
Net loss attributable to noncontrolling interest	33,077	0.1%	1,663	0.0%
Net income attributable to common stockholders	$535,389	1.3%	$1,361,530	4.1%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues from external customer by segment were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$34,058,017	$33,033,566
Raw paper	5,871,041	-
Revenues	$39,929,058	$33,033,566

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products increased by $1.1 million, or 3.1%, to $34.1 million for the three months ended September 30, 2013, from $33.0 million for the same period in 2012. The increase was mainly attributable to the 2.4 % increase in the average price from approximately $0.39 per square meter in the three months ended September 30, 2012 to approximately $0.40 per square meter for the three months ended September 30, 2013, Sales volume increased by 0.7 million square meters, or 0.8%, to 85.1 million square meters for the three months ended September 30, 2013, from 84.4 million square meters for the same period of 2012. The increased sales volume was mainly the result of greater efforts by our sales team, even though there were challenges resulting from the domestic and foreign economic environment.

For the three months ended September 30, 2013, color cartons accounted for 29.5% and flexo cartons accounted for 70.5% of our revenues of paper cartons and other paper products, compared to 31.3% and 68.7%, respectively, for the same period of 2012. Average per square meter prices for our color cartons and flexo cartons for the three months ended September 30, 2013 were approximately $0.41 and $0.40, respectively, as compared to approximately $0.41 and $0.38, respectively, for the same period of 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 22.5% and 24.6%, respectively, of our revenues of paper cartons and other paper products for the three months ended September 30, 2013, compared to 23.6% and 36.4%, respectively, for the same period of 2012.

Revenues of raw paper

Our revenues of raw paper were approximately $5.9 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 16.4 thousand tons and the average price was approximately $357 per ton.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold from external customer by segment was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$27,648,031	$27,019,968
Raw paper	6,916,074	-
Cost of goods sold	$34,564,105	$27,019,968

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products increased by $0.6 million, or 2.3%, to $27.6 million for the three months ended September 30, 2013, from $27.0 million for the same period of 2012. The increase was mainly attributable to the increased sales volume. Average cost of goods sold per square meter for the three months ended September 30, 2013 was approximately $0.32, which was approximately same as for the same period of 2012. Management will keep monitoring for cost control.

Cost of goods sold of raw paper

Our cost of goods sold of raw paper was $6.9 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 16.4 thousand tons and the average cost was approximately $421 per ton. The high average cost was mainly attributable to the high consumption of material and energy in the pilot phase of the recently started paper mill production. Management will keep monitoring for cost control.

Gross profit. Our gross profit decreased by $0.6 million, or 10.8%, to $5.4 million for the three months ended September 30, 2013, from $6.0 million for the same period of 2012. Gross profit from external customer by segment was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$6,409,986	$6,013,598
Raw paper	(1,045,033)	-
Gross profit	$5,364,953	$6,013,598

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products increased by $0.4 million, or 6.6%, to $6.4 million for the three months ended September 30, 2013, from $6.0 million for the same period of 2012. Gross profit of flexo cartons increased by $0.3 million, or 9.1%, to $4.2 million for the three months ended September 30, 2013, from $3.9 million for the same period of 2012. Gross profit of color cartons increased by $0.1 million, or 2.4%, to $2.2 million for the three months ended September 30, 2013, from $2.1 million for the same period of 2012. The increase in our gross profit of paper cartons and other paper products was mainly due to increased revenues of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 18.8% for the three months ended September 30, 2013, as compared to 18.2% for the same period of 2012.

Gross profit of raw paper

Gross profit of raw paper was negative $1.0 million since Shuangsheng’s paper mill officially went into production in June 2013, which was mainly due to the high cost of goods sold of raw paper as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses increased by $0.5 million, or 37.8%, to $1.9 million for the three months ended September 30, 2013, from $1.4 million for the same period of 2012. Such increase was primarily attributable to the $0.3 million increase in freight expenses and $0.1 million increase in marketing expenses due to the operation of Shuangsheng in 2013. As a percentage of revenues, selling expenses for the three months ended September 30, 2013 increased to 4.8%, from 4.2% for the same period of 2012.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses decreased by $0.1 million, or 5.3%, to $2.8 million for the three months ended September 30, 2013, from $2.9 million for the same period of 2012. The decrease resulted mainly from the decreased office expenses. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2013 decreased to 7.0%, as compared to 8.9% for the same period of 2012.

Income tax expense. Our income tax expense decreased to $0.2 million for the three months ended September 30, 2013, as compared to $0.4 million for the same period of 2012. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

In December 2010, Great Shengda qualified as a National High-Tech Enterprise in the PRC, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau who granted Great Shengda a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by the government authorities every three years. During the review period, as Great Shengda currently is, the income tax is subject to the uniform income tax rate of 25% starting in 2013. Upon passing the review, the preferential tax rate of 15% will be applied retroactively from January 1, 2013. Otherwise, Great Shengda will be subject to the uniform income tax rate of 25%. We cannot assure you that we will continue to have such status after 2013 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2012 and 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.9 million, or 60.7%, to $0.5 million for the three months ended September 30, 2013, from $1.4 million for the same period of 2012.

Comparison of Nine months Ended September 30, 2013 and September 30, 2012 (unaudited)

The following table sets forth key components of our results of operations during the nine months ended September 30, 2013 and 2012, both in dollars and as a percentage of our revenues.

	Nine months Ended		Nine months Ended
	September 30, 2013		September 30, 2012
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$100,509,307	100.0%	$98,151,414	100.0%
Cost of goods sold	85,028,553	84.6%	80,827,790	82.4%
Gross profit	15,480,754	15.4%	17,323,624	17.6%
Operating expenses
Selling expenses	4,130,936	4.1%	3,961,498	4.0%
General and administrative expenses	8,581,080	8.5%	7,847,277	8.0%
Total operating expenses	12,712,016	12.6%	11,808,775	12.0%
Other income (expenses)
Interest income	356,340	0.4%	298,716	0.3%
Interest expense	(562,348)	(0.6)%	(487,640)	(0.5)%
Subsidy income	327,876	0.3%	263,714	0.3%
Other	212,583	0.2%	7,142	0.0%
Total other income (expenses)	334,451	0.3%	81,932	0.1%
Non-operating expenses
Non-operating expense	294,925	0.3%	-	-
Total Non-operating expenses	294,925	0.3%	-	-
Income before income tax expense and noncontrolling interest	2,808,264	2.8%	5,596,781	5.7%
Income tax expense	704,277	0.7%	1,044,868	1.1%
Net income	2,103,987	2.1%	4,551,913	4.6%
Net loss attributable to noncontrolling interest	61,855	0.1%	4,855	0.0%
Net income attributable to common stockholders	$2,165,842	2.2%	$4,556,768	4.6%

Revenues. Revenues from external customer by segment were as follows:

	Nine months Ended	Nine months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$93,975,576	$98,151,414
Raw paper	6,533,731	-
Revenues	$100,509,307	$98,151,414

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $4.2 million, or 4.3%, to $94.0 million for the nine months ended September 30, 2013, from $98.2 million for the same period of 2012. The decrease was primarily attributable to the decrease in sales volume. The average price was approximately $0.39 per square meter which was the same as in the same period of 2012. Sales volume decreased by 11.7 million square meters, or 4.7%, to 237.3 million square meters for the nine months ended September 30, 2013, from 249.0 million square meters for the same period of 2012. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment.

For the nine months ended September 30, 2013, color cartons accounted for 29.0% and flexo cartons accounted for 71.0% of our revenues of paper cartons and other paper products, compared to 29.7% and 70.3%, respectively, for the same period of 2012. Average per square meter prices for our color cartons and flexo cartons for the nine months ended September 30, 2013 were approximately $0.40 and $0.39, respectively, as compared to approximately $0.42 and $0.38, respectively, for the same period of 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 24.9% and 26.0%, respectively, of our revenues of paper cartons and other paper products for the nine months ended September 30, 2013, compared to 26.1% and 32.8%, respectively, for the same period of 2012.

Revenues of raw paper

Our revenues of raw paper were approximately $6.5 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 18.3 thousand tons and the average price was approximately $357 per ton.

Cost of goods sold. Cost of goods sold from external customer by segment was as follows:

	Nine months Ended	Nine months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$76,721,082	$80,827,790
Raw paper	8,307,471	-
Cost of goods sold	$85,028,553	$80,827,790

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $4.1 million, or 5.1%, to $76.7 million for the nine months ended September 30, 2013, from $80.8 million for the same period of 2012. The decrease was mainly attributable to the decrease in sales volume described above. Average cost of goods sold per square meter for the nine months ended September 30, 2013 was approximately $0.32 which was the same as for the same period of 2012.

Cost of goods sold of raw paper

Our cost of goods sold of raw paper was $8.3 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 18.3 thousand tons and the average cost was approximately $454 per ton. The high average per ton cost was mainly attributable to the high consumption of material and energy in the pilot phase of the recently started paper mill production. Management will keep monitoring for cost control.

Gross profit. Gross profit from external customer by segment was as follows:

	Nine months Ended	Nine months Ended
	September 30, 2013	September 30, 2012

	Dollars	Dollars
Paper cartons and other paper products	$17,254,494	$17,323,624
Raw paper	(1,773,740)	-
Gross profit	$15,480,754	$17,323,624

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products for the nine months ended September 30, 2013 was $17.3 million, which was approximately the same as for the same period of 2012. Gross profit of flexo cartons increased by $0.1 million, or 0.5%, to $11.8 million for the nine months ended September 30, 2013, from $11.7 million for the same period of 2012. Gross profit of color cartons decreased by $0.1 million, or 2.2%, to $5.5 million for the nine months ended September 30, 2013, from $5.6 million for the same period of 2012. Gross profit as a percentage of revenues was 18.4% for the nine months ended September 30, 2013, as compared to 17.6% for the same period of 2012.

Gross profit of raw paper

Gross profit of raw paper was negative $1.8 million since Shuangsheng’s paper mill officially went into production in June 2013, which was mainly due to the high cost of goods sold of raw paper as noted above.

Selling expenses. Our selling expenses increased by $0.1 million, or 4.3%, to $4.1 million for the nine months ended September 30, 2013, from $4.0 million for the same period of 2012. Such increase resulted mainly from the increased marketing expenses due to the operation of Shuangsheng in 2013. As a percentage of revenues, selling expenses for the nine months ended September 30, 2013 increased to 4.1%, from 4.0% for the same period of 2012.

General and administrative expenses. Our general and administrative expenses increased by $0.8 million, or 9.4%, to $8.6 million for the nine months ended September 30, 2013, from $7.8 million for the same period of 2012. This was mainly attributable to a $0.5 million increase in R&D expenses. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2013 increased to 8.5%, as compared to 8.0% for the same period of 2012.

Income tax expense. Our income tax expense decreased to $0.7 million for the nine months ended September 30, 2013, as compared to $1.0 million for the same period of 2012. The decrease in income tax expense was mainly attributable to the decrease in income before income tax expense and noncontrolling interest.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $2.4 million, or 52.5%, to $2.2 million for the nine months ended September 30, 2013, from $4.6 million for the same period of 2012.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of September 30, 2013, we had cash and cash equivalents of $6.2 million and restricted cash of $14.3 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Nine months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(8,759,599)	$21,968,327
Net cash used in investing activities	(3,625,505)	(17,769,240)
Net cash provided by (used in) financing activities	6,428,000	(6,927,723)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	221,914	109,426
Net decrease in cash and cash equivalents	(5,735,190)	(2,619,210)
Cash and cash equivalents at beginning of the period	11,903,937	19,294,089
Cash and cash equivalent at end of the period	$6,168,747	$16,674,879

Operating Activities

Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2013, as compared to $22.0 million net cash provided by operating activities for the same period of 2012. This was attributable to our net income of $2.1 million, adjusted by depreciation and amortization expenses of $4.3 million, and a net decrease in cash from working capital items of $15.2 million.

Investing Activities

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2013, as compared to $17.8 million for the same period of 2012, which was mainly used for purchases of property, plant and equipment and prepayment for construction in progress, primarily related to machinery purchases and plant construction of Shuangsheng.

Financing Activities

Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2013, as compared to $6.9 million net cash used in financing activities for the same period of 2012. During the nine months ended September 30, 2013, we received loan proceeds amounting to $6.4 million.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2013. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the third quarter of 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2013, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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