Form 10-K
period 2013-12-31
China Shengda Packaging Group Inc.
filed 2014-03-28
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes [_]    No [X]

As of June 29, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Global Market) was approximately $20.16 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 38,790,811 shares of the registrant’s common stock outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SHENGDA PACKAGING GROUP INC.

Annual Report on Form 10-K
Year Ended December 31, 2013

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

PART I

ITEM 1. BUSINESS.

Business Overview

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards and corrugating medium paper, which are used for the production of flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume of paper cartons and corrugating medium paper in 2013 reached 301.2 million square meters and 51.5 thousand tons respectively, with an annual production capacity of 545 million square meters and 150 thousand tons in 2013.

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

Our total revenues for the year ended December 31, 2013 were $134.2 million, an increase of $8.9 million, or 7.1%, from $125.3 million for the year ended December 31, 2012. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2013 was $2.7 million, a decrease of $2.9 million, or 50.8%, from $5.6 million for the year ended December 31, 2012.

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

On September 22, 2011, we incorporated Shuangsheng in Jiangsu Province, PRC. On September 27, 2011, we received Shuangsheng’s business license from the local Administration of Industry and Commerce approving Shuangsheng to be engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. Pursuant to the business license, Shuangsheng has registered capital of RMB 88 million (approximately $13.7 million). Shuangsheng officially went into production in June 2013.

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

Our Products

Corrugating medium paper

Corrugating medium paper is used for the production of paperboards, flexo-printed and color-printed cartons. Our corrugating medium paper is manufactured by Shuangsheng in Jiangsu Province which officially went into production in June 2013 with annual capacity of 150 thousand tons.

Corrugated paper cartons

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

The following charts illustrate the sales revenue breakdown by our product and end market from external customers for 2013.

Revenue Breakdown by Our Product
Year Ended December 31, 2013

Revenue Breakdown by End Market
Year Ended December 31, 2013

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

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of corrugating medium paper, paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2013 and 2012:

			Flexo-Printed	Color-Printed
	Corrugating	Paperboards	Paper Cartons	Paper Cartons
	Medium Paper	(million square	(million square	(million square
	(thousand tons)	meters)	meters)	meters)
As of December 31, 2013
Annual Production Capacity	150	545	363	182
Actual Production Volume	57	301	214	87
As of December 31, 2012
Annual Production Capacity	-	545	363	182
Actual Production Volume	-	317	231	86

Manufacturing Process for Corrugating Medium Paper

Our corrugating medium paper is manufactured by Shuangsheng in Jiangsu Province. As of December 31, 2013, Shuangsheng has an annual production capacity of 150 thousand tons. Shuangsheng operate 24 hours a day, generally 341 days a year, with 24 days of annual planned maintenance shutdown. The production process of corrugating medium paper is illustrated below:

Manufacturing Process for Paperboards and Paper Cartons

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

Corrugated Paperboard Production

Pre-heating and drying. The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium paper. Corrugating medium paper is fed into corrugator production machines (such as our BHS2800 corrugated paperboard production line), and pre-heated to reduce the moisture level in the corrugating process.

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

Raw Materials and Suppliers

Raw Materials and Suppliers for Corrugating Medium Paper

The major raw materials used in the production of corrugating medium paper include recycled paperboards which is readily available from multiple domestic and foreign sources. During 2013, we purchase all of our recycled paperboards from domestic recycling stations and do not rely on any imported recycled paper.

Raw Materials for Paperboards

The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium paper. Raw materials are purchased only from pre-selected suppliers after evaluation by our purchasing, production and quality assurance departments based on stringent selection criteria such as pricing, the quality of raw materials and services, track record, financial condition and market reputation. Our major suppliers are all well-known PRC companies in the paper manufacturing industry with large capacities to satisfy our requirements. During 2013, Shuangsheng supplied approximately 10.4 thousand tons of corrugating medium paper internally.

Suppliers and Supplier Arrangements

Our major suppliers who accounted for 5% or more of our purchases for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
Supplier	2013	2012
Zhejiang Jingxing Paper Group Papermaking Co., Ltd.	<5%	7.2%
Wuxi Rongcheng Paper Co., Ltd.	<5%	6.3%
Jiangsu Chang Feng Paper Factory	10.2%	8.0%
Jiangsu Lee & Man Paper Manufacturing Co., Ltd.	7.3%	8.9%
Zhejiang Rongcheng Paper Co. Ltd.	9.4%	12.1%
Jian Group Co., Ltd.	<5%	11.2%
Anhui Shanying Paper Co., Ltd.	<5%	7.4%
Jiaxing Dahua Paper Co., Ltd.	<5%	5.9%

The typical term of a supply contract is less than six months. The purchase prices are generally negotiated every month or every two to three months. In some cases, the prices for raw materials per ton may be fixed in the contract. Our major suppliers generally allow us 60 to 120 days’ credit.

Our Customers

We have a diversified customer base in a broad range of end markets. In 2013, we had more than 900 customers. Our five largest customers are Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd, Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company, most of whom are Top 500 Chinese Enterprises. We strive to continually increase and diversify our customer base.

For the periods indicated, our major customers who accounted for 5% or more of our total revenue are as follows:

	Years Ended December 31,
Customer	2013	2012
Suzhou Samsung Electrical Co., Ltd.	6.0%	7.5%
Hangzhou Cigarette Company	5.0%	5.3%
Nongfu Spring Co., Ltd.	6.8%	7.3%
Hangzhou Panasonic Home Electrical Appliance Co., Ltd.	7.8%	8.7%
China Resources Snow Breweries Co., Ltd.	5.5%	6.2%

We generally provide customized products to our customers, so we negotiate individual contracts with our customers based on their particular requirements. We usually start with a base product price for the specific product category and quantity, then consider process requirements, technical difficulties, level of competition in the market and specific process required for the particular product to arrive at the final price for a product. We are responsible for delivery, and the transportation cost will be included in the price. We generally allow our customers 60 to 120 days’ credit. For 2013 and 2012, our accounts receivable turnover days were approximately 103 days and 106 days, respectively.

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

Sales and Marketing

Our sales and marketing department has 57 sales personnel and marketing executives as of December 31, 2013. Our sales and marketing department is responsible for setting sales and marketing strategies and promoting our products.

Our sales and marketing strategies include (1) direct sales and marketing activities, (2) promotions and publications and (3) participation in trade fairs and exhibitions.

Our sales team regularly meets with our existing customers to better understand their requirements and promote our new products. The team also reaches out to prospective customers to promote our products.

We promote our products through a variety of channels including, industry publications, such as the China Packaging Industry and the Packaging World, our corporate website, www.cnpti.com, and industry websites, such as the China Packaging website, www.pack.cn.

We participate regularly in trade fairs and exhibitions in the PRC such as the PRC Corrugated Paper Cartons and Machinery Exhibition and the PRC International Corrugated Exhibition. Those trade fairs and exhibitions provide us with a platform to showcase our new products, establish contact with potential customers and gather information on the latest products.

Customer Service

Our customer service department was comprised of 40 customer service personnel as of December 31, 2013. The customer service department provides pre-sales services such as sample designs; sales services such as production monitoring to ensure timely delivery of products; and after-sales customer service such as feedback and guidance on product usage. Our after-sales customer service is available to our customers 24 hours a day throughout the year.

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

Research and Development (R&D)

R&D is one of the key factors that has helped us to maintain our competitive strength and leading position in the industry. As of December 31, 2013, our R&D team consisted of 40 experienced professionals, many of whom are certified engineers.

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

We have expended more effort and resources on R&D activities in recent years. R&D costs amounted to $4,069,746 and $4,277,373 for the years ended December 31, 2013 and 2012, respectively. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality, while lowering production costs. For example, our ongoing research and development projects include waterproof paper cartons with low-temperature endurance and high-strength corrugated paper agglutination technique.

Competition

The packaging market in China is highly fragmented and competitive. There are over 20,000 paperboard manufacturers in China, most of which are relatively small in size. The top ten manufacturers only have an aggregate of less than 10% of the Chinese market.

Due to the geographic radius limitation, we currently only compete with domestic and international corrugated paper packaging companies located within the YRD region. Our major competitors include: Ningbo Asia Paper Tube Paper Carton Co., Ltd., Salfo Package Group Co., Ltd., Zhejiang Dahua Packaging Group Co., Ltd., Zhejiang Zhongbao Pactiv Packaging Co., Ltd., Yuen Foong Yu Paper Enterprise (Kunshan) Co., Ltd., International Paper (Shanghai) Co., Ltd. Zhejiang Jingxing Paper Co., Ltd., Jiangsu Lee & Man Paper Manufacturing Co., Ltd., Jiangsu Chang Feng Paper Factory, Zhejiang Rongcheng Paper Co., Ltd. and others.

The primary barriers to enter the market include obtaining government licenses or permits and significant capital investment in large-scale production facilities. We believe our competitive advantages over domestic players are better cost-efficiencies due to economies of scale and significant order volumes, early mover with long standing relationships with customers, advanced technologies and equipment deployed in our manufacturing process, high product quality with competitive cost structure and well-known brand name. Our competitive advantages over international players include significant production capacity, large amount of existing customer base, the flexibility to customize our products, better local knowledge and connections, lower price resulting from lower cost structure and competitive product quality.

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

We have been granted the following patents, each of which will expire 10 years from the application date:

Patent	Type	Application Date	Issue Date
Foldable water containing paper	Utility model	April 13, 2009	March 31, 2010
Corrugated paper boxes with preservation device	Utility model	April 13, 2009	March 31, 2010
Interior structure for circular packing	Utility model	April 13, 2009	March 31, 2010
Paper packing box for textiles	Utility model	April 13, 2009	March 31, 2010
Movable supermarket display shelf	Utility model	April 13, 2009	March 31, 2010
Paper display shelf	Utility model	April 13, 2009	March 31, 2010
Double-layer paper board with inclined corrugation for tray	Utility model	November 25, 2010	June 8, 2011
Packaging buffer	Utility model	November 25, 2010	August 10, 2011
Double-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Triple-layer corrugated paper board with high flat crush strength	Utility model	November 25, 2010	August 17, 2011
Corrugated paper board with synclastic corrugation	Utility model	November 25, 2010	August 24, 2011
Strengthened paper board for tray	Utility model	November 25, 2010	August 24, 2011
The preparation method of water-resistant adhesive used for corrugated paper manufacturing	Invention Patent	August 1, 2010	April 18, 2012
Production specialized equipment of composite corrugated paper board	Utility model	December 7, 2011	August 1, 2012
Stick device for automatic pull-tear tape of corrugated paper carton	Invention Patent	December 7, 2011	November 6.2013
The swing top corrugated paper carton with high resistance to fold	Utility model	January 15, 2013	August 21,2013
Multilayer composite heavy-duty corrugated paperboard	Utility model	January 15, 2013	August 21,2013
The special equipment for realtime and automatic sealing side to corrugated line tape	Utility model	January 15, 2013	August 21,2013
Central anti-collision shockproof electrical corrugated cushioning	Utility model	January 15, 2013	August 21,2013
Collar-added high strength corrugated paper carton	Utility model	January 15, 2013	August 21,2013
The device of the swing top corrugated paper carton with high resistance to fold	Utility model	January 15, 2013	August 21,2013

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

Each of Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA holds a pollutant discharge permit issued by the local environmental protection bureau. Shuangsheng is in the process of obtaining a pollutant discharge permit. The pollutants discharged by Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA include solid waste, such as used printing ink containers, paper scraps and garbage, waste water, which contain chemicals such as resin, waste print ink and isopropyl alcohol, and waste chemicals, including waste print ink, and the pollutants discharged by Shuangsheng include solid waste and waste water. Also, we produce noise during manufacturing. Some of the chemicals we use for printing may be classified as potential health hazards. However, our employees generally have minimal contact with these chemicals, and the chemicals are packaged in containers that we believe meet government safety standards and are dispensed directly from the containers in the printing process (much like the ink from ink-jet printing cartridges). Also, with respect to any noise pollution produced, we have made appropriate filings with the local bureaus of health. We believe our pollutant and waste discharge processes meet government standards.

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

Industrial Laws and Regulations

We are subject to governmental regulations related to paper printing and packaging industry. The Regulations on the Administration of Printing Industry requires us to obtain a printing license before production of paper cartons. Great Shengda, Hangzhou Shengming and Suzhou AA each possess a printing license for package decoration printing and Shengda Color has a printing license for package decoration printing and printing of other printed matters. The printing license held by Great Shengda, Shengda Color and Hangzhou Shengming are valid until December 31, 2017, and the printing license held by Suzhou AA is valid until March 1, 2014, each of which is renewable at expiration by application to the relevant authorities. Suzhou AA is in the process of renewing the license with local authorities as of the reporting date of this Form 10-K.

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

Our Employees

As of December 31, 2013, we had a total of 1,618 full-time employees. The following table sets forth the number of employees by function:

Department	Number of Employees
Senior Management	10
Sales and Marketing	57
Development Strategies Department	25
Engineering Department	60
Quality Control	94
Human Resources & Administration	10
Accounting	25
Manufacturing Staff	1,337
TOTAL	1,618

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

Our business has grown and evolved rapidly since our establishment, as demonstrated by our growth in revenue from $79.1 million in 2007 to $134.2 million in 2013. Our net income attributable to our common stockholders has grown from approximately $7.9 million in 2007 to $9.6 million in 2011. However, our net income attributable to our common stockholders decreased to $5.6 million in 2012 and $2.7 million in 2013. We may not be able to achieve growth in future periods. Therefore, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects in the future. Our ability to achieve satisfactory operating results at higher sales volumes is unproven. In addition, our rapid expansion could significantly strain our resources, management and operational infrastructure, which could impair our ability to meet increased demand for our products and hurt our business results. You should not rely on our past results or our historical rate of growth as an indication of our future performance.

We are vulnerable to shortages in raw materials supply and electricity, and fluctuations in raw materials prices.

The main raw material used in manufacturing our paper cartons and corrugating medium paper are raw paper and recycled paperboards respectively. We source our raw materials in China.

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

Furthermore, as raw paper and recycled paperboards are commodities, we are vulnerable to the risk of rising raw paper and recycled paperboards prices, which are determined by demand and supply conditions in the global and the PRC markets. Should there be any significant increases in the price of raw paper and recycled paperboards, and if we are unable to pass on such increases in costs to our customers or find alternative suppliers who are able to supply us raw paper at reasonable prices, our business and profitability would be adversely affected.

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

We sell most of our products to consumer goods manufacturers in the YRD. Certain of these customers produce consumer goods for overseas markets, in addition to the PRC market. Any significant or prolonged decline of the PRC economy or economy of such other markets will affect consumers' disposable income and consumer spending in these markets, and lead to a decrease in demand for consumer products. To the extent that such decrease in demand for consumer products translates into a decline in the demand for paper packaging products such as our paper cartons and corrugating medium paper, our performance will be adversely affected.

A large percentage of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

Sales to our five major customers, Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd., Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company accounted in aggregate for approximately 31.1% of our revenue for 2013.

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

Great Shengda, Shengda Color and Hangzhou Shengming hold printing licenses for decorative printing on packages, valid until December 31, 2017. Suzhou AA holds a printing license for decorative printing on packages, valid until March 1, 2014. These printing licenses are renewable at the end of their terms by application to the relevant authorities. Suzhou AA is in the process of renewing the license with local authorities as of the reporting date of this Form 10-K. Each of Great Shengda, Shengda Color, Hangzhou Shengming and Suzhou AA holds a pollutant discharge permit issued by the local environmental protection bureau.

If the above licenses, permits are revoked or suspended or we are unable to renew for any reason, we cannot assure you that our business operations will not be stopped and, correspondingly, our financial performance would be adversely affected.

Shuangsheng is in the process of obtaining various approvals, permits and licenses, including, but not limited to, certain environmental approvals and a pollutant discharge permit. We cannot assure you that we will be successful and timely in obtaining such approvals, licenses and permits. Failure to do so may subject us to monetary fines or other penalties, including possible suspension of Shuangsheng’s operations.

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

We typically grant our customers credit periods ranging from 60 to 120 days. For 2013 and 2012, our accounts receivable turnover days were approximately 103 days and 106 days, respectively. If any future event derails the economic growth in China or undermines the confidence in or puts further strains on the world financial system, we may have to extend longer credit periods or our customers may become less creditworthy, which may materially adversely affect our financial condition.

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

All of our assets are located outside of the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Our counsel as to PRC law has advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security, or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. In October 2010, Great Shengda paid RMB75,000,000 to Shuangdeng Paper, a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for Shuangsheng’s operation. However, the license of land use right is still awaiting the local government’s authorization.

We lease most of the land and buildings that are significant to operate our business from related parties.

Great Shengda leases 110,894 square meters land use right at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone from Xin Shengda. Our directors, Nengbin Fang and Congyi Fang, are two of the owners of Xin Shengda. The lease term is from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 1.2 million (approximately $0.19 million). Great Shengda leases 63,536 square meters, consisting of buildings and a plant, also located No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, from Xin Shengda consisting of office buildings and warehouses. The annual rental rate is RMB 2.4 million (approximately $0.39 million).

Shengda Color leases 33,500 square meters land use right from Zhejiang Shuang Ke Da Weaving Co., Ltd.(“Shuang Ke Da”). This property is located at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term is from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 0.5 million (approximately $0.08 million). Shengda Color also leases 30,661 square meters, consisting of buildings and a plant, from from Shuang Ke Da at Xiang He Qiao Village under a lease that began January 1, 2014 and ends December 31, 2014. The annual rental rate is RMB 1.5 million (approximately $0.24 million).

Hangzhou Shengming, as lessee, maintains a 47,942 square meter land use right lease with SD Group, as lessor, at Xiang He Qiao Village. The lease term began January 1, 2014 and expires December 31, 2014. The annual rental rate is RMB 1 million (approximately $0.16 million). Hangzhou Shengming also leases 23,568 square meters, consisting of buildings and a plant, from SD Group at Xiang He Qiao Village under a lease that began January 1, 2014 and ends December 31, 2014. The annual rental rate is RMB 1.5 million (approximately $0.24 million).

As of December 31, 2013, our major equipment includes (i) one BHS2800 paperboard production line from BHS, a German manufacturer; (ii) one Taiwan made XieXu 2500 paperboard production line; (iii) one BHS2500 paperboard production line; (iv) two Taiwan made XieXu 1800 paperboard production line; (v) one 7-color pre-printing production line; (vi) one computer-to-plate (CTP) system; (vii) one corrugating medium paper production line. The BHS2800 paperboard production line is among the world's most advanced paperboard production equipment.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, cash flow, financial condition or operating results.

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2013
1st Quarter	$1.23	$1.02
2nd Quarter	1.65	1.04
3rd Quarter	1.30	0.96
4th Quarter	1.56	0.84

Year Ended December 31, 2012
1st Quarter	$1.12	$0.91
2nd Quarter	1.00	0.62
3rd Quarter	1.00	0.73
4th Quarter	1.22	0.83

During the year ended December 31, 2011, the Company repurchased 665,500 shares of its stock, which were held in a brokerage account and reported as treasury stock on the Consolidated Balance Sheets. On November 20, 2013, the Company formally retired these treasury shares.

Approximate Number of Holders of Our Common Stock

As of March 28, 2014, there were approximately 29 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2013.

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

Overview

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards and corrugating medium paper, which are used for the production of flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume of paper cartons and corrugating medium paper in 2013 reached 301.2 million square meters and 51.5 thousand tons respectively, with an annual production capacity of 545 million square meters and 150 thousand tons in 2013.

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

Our total revenues for the year ended December 31, 2013 were $134.2 million, an increase of $8.9 million, or 7.1%, from $125.3 million for the year ended December 31, 2012. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2013 was $2.7 million, a decrease of $2.9 million, or 50.8%, from $5.6 million for the year ended December 31, 2012.

Significant Events

On December 20, 2013, we held an annual meeting of shareholders in Hangzhou, Zhejiang Province in China. At the meeting, shareholders re-elected each of the following nominees to the Board of Directors of the Company for a term that will continue until the next annual meeting of shareholders: Nengbin Fang, Congyi Fang, Yaoquan Zhang, Zhihai Mao and Michael Zhang. Shareholders also ratified the appointment of Marcum Bernstein & Pinchuk LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2013.

In Feburary 2014, Great Shengda passed the National High-Tech Enterprise status review, which is recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. As a result, Great Shengda is entitled to a preferential tax rate of 15% for another three years, retroactively effective as of January 1, 2013.

Executive Overview of Financial Results

Financial Performance Highlights

The following are some financial highlights for the year:

  Revenues: Revenues increased by $8.9 million, or 7.1%, to $134.2 million for 2013 from $125.3 million for 2012.

  Gross profit: Our gross profit decreased by $3.1 million, or 13.8%, to $19.5 million for 2013 from $22.6 million for 2012. Gross profit as a percentage of revenues was 14.5% for 2013, as compared to 18.0% for 2012.

  Net income applicable to common stockholders: Net income applicable to our common stockholders decreased by $2.9 million, or 50.8%, to $2.7 million for 2013 from $5.6 million for 2012.

  Fully diluted net income per share: Fully diluted net income per share was $0.07 for 2013 as compared to $0.14 for 2012.

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

  Fluctuation in Raw Material Costs. Historically, approximately 70% to 85% of our cost of goods sold has been comprised of raw materials, mainly raw paper and recycled paperboards. Thus our cost of goods sold is sensitive to the price of raw paper and recycled paperboards. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. We anticipate that raw paper prices will stabilize throughout 2014.

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

  Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. We built a paper mill in Jiangsu Province, PRC which went into production in June, 2013. We started to produce some of the corrugating medium paper we use and expect to gain new customers in new markets.

Taxation

China Shengda Packaging Group Inc. is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging Group Inc. had no U.S. taxable income for 2013 and 2012, and accumulated earnings from its PRC subsidiaries will be permanently reinvested in the PRC.

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income tax.

In October 2010, Great Shengda qualified as a National High-Tech Enterprise, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau. As a result, Great Shengda was entitled to a preferential tax rate of 15% for three years, retroactively effective as of January 1, 2010. Such status is subject to review by government authorities every three years. In Feburary 2014, Great Shengda passed the status review, thus Great Shengda is entitled to a preferential tax rate of 15% for another three years, retroactively effective as of January 1, 2013. We cannot assure that we will continue to have such status after 2015 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming was entitled to two years’ exemption followed by three years’ half deduction on its income tax rate from 2007; thus it was exempt from EIT for 2007 and 2008 and was granted a 12.5% EIT rate for 2009, 2010 and 2011. Hangzhou Shengming is subject to the uniform income tax rate of 25% for calendar years 2013 and 2012.

Shengda Color, Suzhou AA and Shuangsheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2013 and 2012.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ stockholder has a tax treaty with China that provides for a different withholding arrangement.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2013 and 2012, both in dollars and as a percentage of our revenues.

	December 31, 2013		December 31, 2012
		%		%
	Dollars	of Revenues	Dollars	of Revenues
Revenues	$134,182,900	100.0%	$125,308,951	100.0%
Cost of goods sold	114,729,483	85.5%	102,739,063	82.0%
Gross profit	19,453,417	14.5%	22,569,888	18.0%
Operating expenses
Selling expenses	5,774,715	4.3%	5,080,011	4.1%
General and administrative expenses	11,535,135	8.6%	11,019,764	8.8%
Total operating expenses	17,309,850	12.9%	16,099,775	12.8%
Other income (expenses)
Interest income	847,575	0.6%	353,458	0.3%
Interest expense	(835,975)	(0.6)%	(717,946)	(0.6)%
Subsidy income	813,213	0.6%	352,748	0.3%
Other income (expense)	(211,121)	(0.2)%	27,091	0.0%
Total other income (expenses)	613,692	0.5%	15,351	0.0%
Non-operating expense	202,529	0.2%	-	-
Income before income tax expense and noncontrolling interest	2,554,730	1.9%	6,485,464	5.2%
Income tax expense (benefit)	(79,579)	(0.1)%	915,461	0.7%
Net income	2,634,309	2.0%	5,570,003	4.4%
Net income attributable to noncontrolling interest	109,637	0.1%	5,016	0.0%
Net income attributable to common stockholders	$2,743,946	2.0%	$5,575,019	4.4%

Revenues. We generate revenues from the sale of our paper cartons and other paper products, and corrugating medium paper. Revenues by segment were as follows:

	December 31, 2013	December 31, 2012
	Dollars	Dollars
Paper cartons and other paper products	$119,449,834	$125,308,951
Corrugating medium paper	18,502,587	-
Elimination of inter-segment transactions	(3,769,521)	-
Revenues	$134,182,900	$125,308,951

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $5.9 million, or 4.7%, to $119.4 million for the year ended December 31, 2013, , from $125.3 million for the year ended December 31, 2012. The decrease was primarily attributable to the decrease in sales volume. The average price was approximately $0.40 per square meter in the year ended December 31, 2013 which was approximately same as for the same period of 2012. Sales volume decreased by 16.2 million square meters, or 5.1%, to 301.2 million square meters for the year ended December 31, 2013, from 317.4 million square meters for 2012. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment.

For the year ended December 31, 2013, color cartons accounted for 26.3% of our revenues and flexo cartons accounted for 62.7% of our revenues, compared to 28.7% and 71.3%, respectively, in the year ended December 31, 2012. Average per square meter prices for our color cartons and flexo cartons during the year ended December 31, 2013 were approximately $0.41 and $0.39, respectively, as compared to approximately $0.42 and $0.39, respectively, for the year ended December 31, 2012.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 23.6% and 24.3%, respectively, of our revenues for the year ended December 31, 2013, as compared to 23.2% and 30.1%, respectively, of our revenues for the year ended December 31, 2012.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper were approximately $18.5 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 51.5 thousand tons and the average price was approximately $359 per ton.

Elimination of inter-segment transaction

Inter-segment transactions represented the transactions that Shuangsheng supplied corrugating medium paper to paper cartons and other paper products segment, which was eliminated in consolidated financial statements.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	December 31, 2013	December 31, 2012

	Dollars	Dollars
Paper cartons and other paper products	$96,948,962	$102,739,063
Corrugating medium paper	21,550,042	-
Elimination of inter-segment transactions	(3,769,521)	-
Cost of goods sold	$114,729,483	$102,739,063

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $5.8 million, or 5.6%, to $96.9 million for the year ended December 31, 2013, from $102.7 million for the year ended December 31, 2012. Average cost of goods sold per square meter during the year ended December 31, 2013 was approximately $0.32 which was approximately same as for the same period of 2012. Management will keep monitoring raw material prices for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper was $21.6 million since Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 51.5 thousand tons and the average cost was approximately $419 per ton. The high average per ton cost was mainly attributable to the high consumption of material and energy in the pilot phase of the recently started paper mill production, and there were startup costs of approximately $1.3 million impacted the cost of goods sold of corrugating medium paper but would not necessarily reoccur. Management will keep monitoring for cost control.

Gross profit. Gross profit by segment was as follows:

	December 31, 2013	December31, 2012
	Dollars	Dollars
Paper cartons and other paper products	$22,500,872	$22,569,888
Corrugating medium paper	(3,047,455)	-
Gross profit	$19,453,417	$22,569,888

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products decreased by $0.1million, or 0.3%, to $22.5million for the year ended December 31, 2013, from $22.6 million for the year ended December 31, 2012. Gross profit from flexo cartons decreased by $0.3million, or 1.7%, to $15.2 million for the year ended December 31, 2013, from $15.5 million for the year ended December 31, 2012. Gross profit from color cartons increased by $0.2million, or 2.8%, to $7.3 million for the year ended December 31, 2013, from $7.1 million in the year ended December 31, 2012. Gross profit as a percentage of revenues was 18.8% for the year ended December 31, 2013, as compared to 18.0% for the year ended December 31, 2012.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $3.0 million since Shuangsheng’s paper mill officially went into production in June 2013, which was mainly due to the high cost of goods sold of corrugating medium paper as noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.7million, or 13.7%, to $5.8million for the year ended December 31, 2013, from $5.1 million for the year ended December 31, 2012. Such increase resulted mainly from a $0.2 million increase in business development expenses; and a $0.3 million increase in freight which was mainly caused by the increased sales in 2013. As a percentage of revenues, selling expenses for the year ended December 31, 2013 increased to 4.3% from 4.1% for the year ended December 31, 2012.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.5 million, or 4.7%, to $11.5million for the year ended December 31, 2013, from $11.0 million for the year ended December 31, 2012. This was mainly attributable to a $0.3 million increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2013 decreased to 8.6%, as compared to 8.8% for the year ended December 31, 2012.

Subsidy income. We received local government funds mainly in support of our R&D activities and hi-tech development in the amounts of $0.8 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. Such subsidies are recognized as income in the period in which funds were received from the government.

Net income attributable to common stockholders. Our net income attributable to our common stockholders decreased by $2.9 million, or 50.8%, to $2.7million for the year ended December 31, 2013, from $5.6 million for the year ended December 31, 2012, as a result of the cumulative effect of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of December 31, 2013, we had cash and cash equivalents of $6.6 million and restricted cash of $10.1 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Years Ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$(7,987,904)	$27,165,285
Net cash used in investing activities	(4,771,022)	(27,743,857)
Net cash provided by (used in) financing activities	7,126,357	(6,968,400)
Effect of exchange rate fluctuation on cash and cash equivalents	298,127	156,820
Net changes in cash and cash equivalents	(5,334,442)	(7,390,152)
Cash and cash equivalents at beginning of the year	11,903,937	19,294,089
Cash and cash equivalents at end of the year	$6,569,495	$11,903,937

Operating Activities

Net cash used in operating activities was $8.0 million for the year ended December 31, 2013, as compared to $27.2 million net cash provided by operating activities for the year ended December 31, 2012. This was attributable to our net income of $2.6 million, adjusted by depreciation and amortization expenses of $6.0 million, and a net decrease in cash from accounts and notes payable of $13.7 million, and a net decrease in cash from other working capital items of $2.9 million.

Investing Activities

Net cash used in investing activities was $4.8 million for the year ended December 31, 2013, as compared to $27.7 million for the year ended December 31, 2012. The $4.8 million net cash used in investing activities during the year ended December 31, 2013 was attributable to the purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2013, as compared to $7.0 million net cash used in financing activities for the year ended December 31, 2012. During the year ended December 31, 2013, we received loan proceeds amounting to $6.5 million, repaid $4.4million loans and received restricted cash of $5.1 million which was for the notes payable and loans as collateral.

As of December 31, 2013, we were party to a Loan Agreement, dated April 24, 2012, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $3.5 million. The agreement’s original maturity date was April 24, 2013. The original interest rate was London Interbank Offer Rates plus 2.5%, which will be re-priced on June 21 and December 21 each year before the maturity date. On April 22, 2013, an Extension Agreement was signed, with the latest maturity date extended to April 22, 2014 and latest interest rate revised to London Interbank Offer Rates plus 1.5% . The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

As of December 31, 2013, we were party to a Loan Agreement, dated September 13, 2013, between Great Shengda, as borrower, and Industrial and Commercial Bank of China, pursuant to which the bank provided a loan in the principal amount of $3.3 million. The agreement’s maturity date is March 13, 2014. The interest rate is 6.16% . This loan has been repaid as of the reporting date of this Form 10-K.

As of December 31, 2013, we were party to a Loan Agreement, dated March 29, 2013, between Shuangsheng, as borrower, and Jiangsu Sheyang Rural Commercial Bank, pursuant to which the bank provided a loan in the principal amount of $3.3 million. The agreement’s maturity date is September 2, 2014. The interest rate is 7.80% .

As of December 31, 2013, we were party to a Loan Agreement, dated February 20, 2012, between Great Shengda, as borrower, and Tokyo Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $4.5 million. The agreement’s maturity date is February 28, 2014. The interest rate is London Interbank Offer Rates (USD) plus 2.5%, which will be re-priced on June 21 and December 21 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years. This loan has been repaid as of the reporting date of this Form 10-K.

We are currently in compliance with the covenants and other requirements with respect to our outstanding debt.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2013 and 2012. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that, as of December 31, 2013, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current directors and executive officers.

NAME	AGE	POSITION
Nengbin Fang	44	Chairman of the Board of Directors and President of Great Shengda
Daliang Teng	45	Chief Executive Officer
Ken He	34	Chief Financial Officer
Congyi Fang	36	Director and Vice President and General Manager of Marketing of Great Shengda
Zhihai Mao	38	Independent Director
Michael Zhang	44	Independent Director
Yaoquan Zhang	68	Independent Director

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

Mr. Zhihai Mao. Mr. Mao became a member of our Board of Directors on November 16, 2010. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. Mr. Mao has been the Chief Financial Officer of Linekong Internaional Co., Ltd. since January 2014. From March 2013 to December 2013, he was the Chief Financial Officer of Orient Group Investment Holdings Co., Ltd. From December 2010 to February 2013, he was the Managing Director of Dynamic China Investments Limited. From January 2008 to October 2010, Mr. Mao was the Chief Financial Officer of China TransInfo Technology Corp., a company listed on NASDAQ. From August 2006 to December 2007, Mr. Mao was a senior auditor at Deloitte & Touche Tohmatsu CPA, Ltd.’s Beijing office. Prior to that, Mr. Mao was a senior auditor at Deloitte & Touche USA LLP from October 2004 through July 2006. From July 2003 to October 2004, Mr. Mao was a senior tax consultant at Deloitte Tax LLP. Mr. Mao also was previously employed as a budget analyst at the University of North Carolina at Chapel Hill, Program for International Training in Health, from December 2002 through May 2003. Mr. Mao holds a Master’s degree in accounting from the University of North Carolina at Chapel Hill, and holds a Bachelor of Art’s degree in Japanese from University of International Relations at Beijing, China.

Mr. Michael Zhang. Mr. Zhang became a member of our Board of Directors on November 1, 2010. Mr. Zhang has over 16 years of experience in internal and external auditing procedures and risk management. Mr.Zhang has been the Vice President of ENN Group since January 2014, and Mr. Zhang also serves as Chief Financial Officer of Transfuels since March 2014 in the US. Mr. Zhang was the Vice President of Hebei Veyong Bio-Chemical Co. Ltd since July 2013. He was the Vice President of ENN Energy Chemicals Group from August 2012 to June 2013. From January 2010 to February 2012, Mr. Zhang has been the Vice President and Board Director of A-Power Energy Generation Systems Ltd. He has also served as Executive Director of Beijing Kingstar Consulting Firm Limited since September 2009 and as an independent director of Well-Tech (Changzhou) Electronic Technology Co., Ltd. since May 2009. From August 2007 to May 2009, Mr. Zhang was Executive Director of Business Risk Services with Ernst & Young (China) Advisory Limited. From April 2005 to April 2007, he was the Director of Enterprise Risk Services with Deloitte Touche Tohmatsu CPA Ltd. Mr. Zhang graduated from Northwest University with a Bachelor’s Degree in Computational Mathematics. He received an MBA in Finance from Hong Kong Chinese University. Mr. Zhang is designated as a Certified Internal Auditor by the Institute of Internal Auditors.

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

Ms. Congyi Fang. Ms. Fang’s 15 years of experience in the packaging industry and her extensive institutional knowledge of the Company and its business are invaluable to our Company. Her professional knowledge of the industry and her hands-on experience enable her to facilitate effective management and communication, which we believe is very important.

Mr. Zhihai Mao. Mr. Mao is a U.S. Certified Public Accountant with extensive experience in corporate financial reporting and disclosure. Mr. Mao’s experience as an executive officer of a listed company and familiarity with management compensation considerations makes him a suitable compensation committee chairman.

Mr. Michael Zhang. Mr. Zhang’s 17 years of experience in auditing procedures and risk management, his designation as a Certified Internal Auditor by the Institute of Internal Auditors and his work experience with auditing firms affiliated with two of the “big four” auditing firms in the United States, Ernst & Young LLP and Deloitte & Touche, will help us comply with the requirements of the Sarbanes-Oxley Act of 2002 and with our other financial reporting requirements. Mr. Zhang possesses extensive knowledge of accounting and financial reporting procedures and he is qualified, as determined by the Board, as an audit committee financial expert as defined in Item 407 of Regulation S-K.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2013.

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

The Compensation Committee may retain a compensation consultant from time to time to assist the Compensation Committee in researching and evaluating executive officer and director compensation and compensation programs. The Company did not engage any independent compensation consultants in 2013.

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

The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. Except as noted below, no other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daliang Teng, Chief Executive Officer	2013	100,000	-	-	100,000
	2012	100,000	-	-	100,000

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2013.

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Zhihai Mao	29,070	-	29,070
Michael Zhang	20,000	-	20,000
Yaoquan Zhang	16,150	-	16,150

Our independent directors, Messrs. Zhihai Mao, Michael Zhang and Yaoquan Zhang, each entered into independent director agreements dated as of November 16, 2010, November 1, 2010 and November 1, 2010, respectively. Pursuant to such agreements, Messrs. Mao, M. Zhang and Y. Zhang will be entitled to RMB 180,000 (approximately $29,070), $20,000 (or the RMB equivalent) and RMB 100,000 (approximately $16,150), respectively, as an annual director fee, which will be payable monthly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2014 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, Zhejiang Province, People’s Republic of China.

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

(2) A total of 38,790,811 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

  On January 1, 2014, Great Shengda entered into a land use right lease agreement under which it leased 110,894 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate was RMB 1.2 million (approximately $0.19 million).

  On January 1, 2014, Great Shengda entered into a building and plant lease agreement under which it leased 63,536 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 2.4 million (approximately $0.39 million).

  On January 1, 2014, Shengda Color entered into a building and plant lease agreement under which it leased 30,661 square meters from Shuang Ke Da at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 1.5 million (approximately $0.24 million).

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

  On January 1, 2014, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2014 to December 31, 2014. The annual rental rate was RMB 1 million (approximately $0.19 million).

  On January 1, 2014, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 1.5 million (approximately $0.24 million).

  On November 15, 2012, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Industrial Commercial Bank of China under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Industrial Commercial Bank of China. The maximum guaranteed amount is RMB 70.0 million (approximately $11.5 million) for any loans borrowed by Great Shengda from the bank from November 15, 2012 to November 15, 2014.

  On March 19, 2013, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Hangzhou Shengming from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 50.0 million (approximately $8.2 million) for any loans borrowed by Shengming from the bank from March 19, 2013 to March 18, 2014.

  On March 19, 2013, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 80.0 million (approximately $13.1 million) for any loans borrowed by Great Shengda from the bank from March 19, 2013 to March 18, 2014.

  On September 5, 2013, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 80.0 million (approximately $13.1 million) for any loans borrowed by Great Shengda from the bank from September 5, 2013 to September 4, 2014.

  On April 24, 2012, Great Shengda entered into a loan agreement with Tokyo Branch Bank of China, pursuant to which provided a loan of $3.5 million in principal amount. On April 22, 2013, an Extension Agreement was signed. According to Xiaoshan Bank of China, SD Group guaranteed the loan.

  On September 13, 2013, Great Shengda entered into a loan agreement with Xiaoshan Branch Industrial and Commercial Bank of China, pursuant to which provided a loan of $3.3 million in principal amount. According to Xiaoshan Industrial and Commercial Bank of China, SD Group guaranteed the loan.

  As ending balance of December 31, 2013, Great Shengda entered into several commercial bill acceptance agreements with Xiaoshan Branch Bank of China. With total amount RMB 34.0 million (approximately $5.6 million), those agreements came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

  As ending balance of December 31, 2013, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan Branch Agricultural Bank of China. With total amount RMB 25.0 million (approximately $4.0 million), this agreement came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

  During 2013, we purchased water, electricity and steam from Zhejiang Shuang Ke Da Weaving Co., Ltd. amounting $1.1 milliom and from Shuangdeng Paper Industrial Company Limited amounting $2.3 million

  During 2013, we made sales to Shuangdeng Paper Industrial Company Limited amounting $0.2 million, and sales to Shengda Xiang Wei Chemical Company Limited amounting $0.2 million.

  During 2013, Zhejiang Shuangsheng Logistic Company Limited provided transportation service to us amounting $0.6 million.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Audit Fees	$282,625	$222,102
Audit-Related Fees	-	-
Tax Fees	5,000	5,000
All Other Fees	-	-
TOTAL	$287,625	$227,102

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Marcum Bernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2013.

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

Date: March 28, 2014

CHINA SHENGDA PACKAGING GROUP INC.

By: /s/ Daliang Teng
       Daliang Teng
       Chief Executive Officer

By: /s/ Ken He
       Ken He
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	March 28, 2014
Daliang Teng	(Principal Executive Officer)

/s/ Ken He	Chief Financial Officer	March 28, 2014
Ken He	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	March 28, 2014
Nengbin Fang

/s/ Congyi Fang	Director	March 28, 2014
Congyi Fang

/s/ Zhihai Mao	Director	March 28, 2014
Zhihai Mao

/s/ Michael Zhang	Director	March 28, 2014
Michael Zhang

/s/ Yaoquan Zhang	Director	March 28, 2014
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.

_______________________________________

Consolidated Financial Statements

December 31, 2013 and 2012

_______________________________________

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CONTENTS

Page
Consolidated financial statements:
Report of independent registered public accounting firm	F-3
Consolidated balance sheets	F-4
Consolidated statements of income and comprehensive income	F-5
Consolidated statements of change in equity	F-6
Consolidated statements of cash flows	F-7
Notes to the consolidated financial statements	F-8~F-26

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of
China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheets of China Shengda Packaging Group Inc. and Subsidiaries (the “Group”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shengda Packaging Group Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk LLP
New York, New York
March 28, 2014

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
ASSETS	2013	2012
Current assets
Cash and cash equivalents	$6,569,495	$11,903,937
Restricted cash	10,129,756	22,615,099
Accounts and notes receivable, net	42,710,653	33,203,457
Inventories	18,605,074	15,543,213
Prepayments and other receivables	1,583,203	955,953
Amount due from related parties	225,822	207,112
Deductible value added tax	3,056,867	-
Total current assets	82,880,870	84,428,771

Non-current assets
Property, plant and equipment, net	68,481,643	70,184,832
Land use right	11,988,879	11,881,160
Customer relationships, net	-	74,766
Deferred tax assets	1,505,981	403,121
Goodwill	181,481	175,941
Total assets	$165,038,854	$167,148,591

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$32,820,222	$45,246,615
Amounts due to related party	2,131,846	269,505
Accrued expenses and other payables	2,889,933	2,310,270
Taxes payable	1,215,127	1,360,386
Short-term loans	10,048,000	3,500,000
Current portion of long-term borrowing	4,500,000	4,500,000
Total current liabilities	53,605,128	57,186,776

Non-current liabilities
Long-term loans	-	4,500,000
Deferred tax liabilities	-	18,691
Total liabilities	$53,605,128	$61,705,467

Commitment and contingencies	-	-
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 and 39,456,311 shares issued at December 31, 2013 and 2012, respectively, 38,790,811 outstanding both at December 31, 2013 and 2012)	38,791	39,456
Treasury stock (nil and 665,500 shares at December 31, 2013 and 2012, respectively)	-	(729,444)
Additional paid-in capital	43,036,464	43,765,243
Appropriated retained earnings	7,240,218	6,997,530
Unappropriated retained earnings	48,360,582	45,859,324
Accumulated other comprehensive income	12,459,426	9,101,639
Total equity for stockholders of China Shengda Packaging	111,135,481	105,033,748
Noncontrolling interest	298,245	409,376
Total equity	111,433,726	105,443,124
Total liabilities and equity	$165,038,854	$167,148,591

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Years ended December 31,
	2013	2012

Revenues	$134,182,900	$125,308,951
Cost of goods sold	114,729,483	102,739,063
Gross profit	19,453,417	22,569,888
Operating expenses
Selling expenses	5,774,715	5,080,011
General and administrative expenses	11,535,135	11,019,764
	17,309,850	16,099,775
Other income (expenses)
Interest income	847,575	353,458
Interest expense	(835,975)	(717,946)
Subsidy income	813,213	352,748
Other income (expense)	(211,121)	27,091
	613,692	15,351

Non operating expenses	202,529	-

Income before income tax expense and noncontrolling interest	2,554,730	6,485,464

Income tax expense (benefit)	(79,579)	915,461
Net income	2,634,309	5,570,003
Net loss attributable to noncontrolling interest	109,637	5,016
Net income attributable to Company’s common stockholders	$2,743,946	$5,575,019

Basic and diluted earnings per share	$0.07	$0.14
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811

Comprehensive income:
Net income	$2,634,309	$5,570,003
Foreign currency translation adjustment	3,356,293	843,196
Comprehensive income	5,990,602	6,413,199
Comprehensive loss attributable to noncontrolling interest	111,131	5,018
Net comprehensive income attributable to the Company’s common stockholders	$6,101,733	$6,418,217

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

			Common		Additional	Appropriated	Unappropriated	Accumulated other
			stock	Treasury	paid-in	retained	retained	comprehensive	Noncontrolling
	Total equity	Shares	Amount	stock	capital	earnings	earnings	income	interest
Balance as of January 1, 2012	$98,820,803	39,456,311	$39,456	$(729,444)	$43,765,243	$6,843,616	$40,438,219	$8,258,441	$205,272
Net income	5,570,003	–	–	–	–	–	5,575,019	–	(5,016)
Other comprehensive income	843,196	–	–	–	–	–	–	843,198	(2)
Contribution of non- controlling interests in Shuangsheng (Note 1)	209,122	–	–	–	–	–	–	–	209,122
Transfer to statutory reserves	–	–	–	–	–	153,914	(153,914)	–	–
Balance as of December 31, 2012	$105,443,124	39,456,311	$39,456	$(729,444)	$43,765,243	$6,997,530	$45,859,324	$9,101,639	$409,376
Net income	2,634,309	–	–	–	–	–	2,743,946	–	(109,637)
Other comprehensive income	3,356,293	–	–	–	–	–	–	3,357,787	(1,494)
Transfer to statutory reserves	–	–	–	–	–	242,688	(242,688)	–	–
Treasury stock retirement	–	(665,500)	(665)	729,444	(728,779)	–	–	–	–
Balance as of December 31, 2013	$111,433,726	38,790,811	$38,791	–	$43,036,464	$7,240,218	$48,360,582	$12,459,426	$298,245

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Years ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$2,634,309	$5,570,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	6,024,574	4,541,247
Loss from disposal of property, plant and equiment	211,121	-
Change in operating assets and liabilities:
Restricted cash	7,932,880	(9,696,077)
Accounts and notes receivable	(8,325,237)	3,941,038
Inventories	(2,537,833)	4,066,201
Prepayments and other receivables	(611,783)	(14,905)
Accounts and notes payable	(13,660,440)	20,189,874
Amount due from(to) related party	1,816,916	58,256
Deferred tax	(1,094,535)	(109,870)
Accrued expenses and other payables	93,132	645,088
Tax payables	(471,008)	(2,025,570)
Net cash provided by (used in) operating activities	(7,987,904)	27,165,285

Cash flows from investing activities
Purchase of property, plant and equipment	(4,877,444)	(27,743,857)
Disposal of property, plant and equipment	106,422	-
Net cash used in investing activities	(4,771,022)	(27,743,857)

Cash flows from financing activities
Proceeds from short-term loans	6,460,000	6,671,614
Proceeds from long-term loan	-	4,473,943
Repayment of short-term loans	(4,420,893)	(13,326,141)
Restricted cash	5,087,250	(4,997,303)
Investment from non controlling interests	-	209,487
Net cash flows provided by (used in) financing activities	7,126,357	(6,968,400)

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	298,127	156,820
Net changes in cash and cash equivalents	(5,334,442)	(7,390,152)
Cash and cash equivalents, beginning of year	11,903,937	19,294,089
Cash and cash equivalents, end of year	$6,569,495	$11,903,937

Cash paid during the year for:
Interest paid	$826,842	$658,335
Income taxes paid	$1,248,707	$1,171,447

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

On July 18, 2011, the Company’s board of directors authorized a share repurchase program for up to $5 million of its common stock over the next twelve months, subject to market and other conditions. Under this plan, the Company can repurchase shares from time to time for cash in open market purchases, block transactions, and privately negotiated transactions in accordance with applicable US federal securities laws. This share repurchase program may be modified, suspended, terminated or extended by the Company at any time without prior notice. The repurchases will be funded with available cash on hand. On November 20, 2013, the Company formally retried its previously purchased 665,500 shares of treasury stock. (See Note 17)

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operation.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2013. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has registered capital RMB88 million, 97% held by Great Shengda and 3% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued and loans borrowed, amounting to US$10,129,756 and US$22,615,099 as of December 31, 2013 and 2012, respectively.

(e)	Accounts and notes receivable

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for years ended December 31, 2013 and 2012.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There were no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2013 and 2012.

(f)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory mainly includes raw materials and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of December 31, 2013 and 2012.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2013 and 2012.

(l)	Foreign currency translation and transactions

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

The Company’s reporting currency is US$. Assets and liabilities of the PRC subsidiaries are translated at the current exchange rate at the balance sheet dates, equity is translated at the historical exchange rate at the injection date, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

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

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of stockholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s original registered capital. Pursuant to relevant PRC laws and articles of association of Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng, the appropriation to the statutory reserves and other reserves is 15% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

As of December 31, 2013 and 2012, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$ 7,240,218 and US$6,997,530, respectively.

As of December 31, 2013, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately 50.0%, 13.4%, 50.0%, 23.9% and nil of their original registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$4,069,746 and US$4,277,373 were recorded in general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

(q)	Advertising

Advertising which generally represents the cost of promotions to create or stimulate a positive image of the Group or a desire to buy the Group’s products and services, are expensed as incurred. The Company did not incur any advertising costs for the years ended December 31, 2013 and 2012.

(r)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$1,324,246 and US$1,162,770 for the years ended December 31, 2013 and 2012, respectively.

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

The Group follows ASC Topic 740, according to which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2013 and 2012.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASU above, in the period ended December 31, 2013, The FASB has issued ASU No. 2013-01 through ASU 2014-05, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(y)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31, 2013 and 2012, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers which individually represent greater than 10% of the total revenues during the years ended December 31, 2013 and 2012.

Concentration of Suppliers

The Company purchased its products from one major supplier during the year ended December 31, 2013, accounting for 10% of the total purchases. The Company purchased its products from two major suppliers during the year ended December 31, 2012, accounting for 12% and 11% of the total purchases, respectively.

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

(z)	Segment reporting

The Company follows ASC 280, Segment Reporting (Pre-Codification: SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), the GAAP requires the use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. And the company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Accordingly, the Group categorizes its business into two operating segments, namely (i) Paper cartons and other paper products; (ii) Corrugating medium paper.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	December 31,
	2013	2012

Accounts receivable	$36,902,846	$26,210,723
Notes receivable	5,807,807	6,992,734
	$42,710,653	$33,203,457

No allowance for doubtful amounts was provided as of December 31, 2013 and 2012.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012

Raw materials	$14,529,545	$13,559,748
Finished goods	4,054,453	1,983,465
Work in process	21,076	-
	$18,605,074	$15,543,213

No value was written down for inventories as of December 31, 2013 and December 31, 2012.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	December 31,
	2013	2012

Prepayments	$1,323,926	$756,332
Other receivables	259,277	199,621
	$1,583,203	$955,953

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2013	2012

Buildings and improvements	$27,685,361	$11,536,573
Machinery	59,891,529	35,947,259
Office equipment and furnishing	864,976	727,228
Motor vehicles	1,586,513	1,585,004
Construction in progress	153,647	38,223,127
	90,182,026	88,019,191
Less: accumulated depreciation	(21,700,383)	(17,834,359)
	$68,481,643	$70,184,832

The Group recorded depreciation expenses of US$5,475,956 and US$4,011,742 for the years ended December 31, 2013 and 2012, respectively.

The property, plant and equipment with the fair value amounting to US$10,935,160 and net book value amounting to US$9,010,726 were pledged as collateral for bank loans as of December 31, 2013, and no property, plant and equipment were pledged as collateral for bank loans as of December 31, 2012.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid RMB75,000,000 to Shuangdeng Paper, a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business, and its transaction price was determined with reference to market prices. As of December 31, 2012, the Shuangsheng’s construction was substantially completed, the Company transferred the prepayment to land use right, and started amortization in December 2012. The Group recorded amortization expense of US$262,839 and US$21,524 for the years ended December 31, 2013 and 2012, respectively. However, the license of land use right is still awaiting the local government’s authorization. The annual amortization is as follows:

Year	Amount
2014	$266,902
2015	266,902
2016	266,902
2017	266,902
2018	266,902
2019 and thereafter	10,654,369
Total	$11,988,879

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

8.	CUSTOMER RELATIONSHIP, NET

Customer relationship recognized in the acquisition of Hangzhou Shengming on November 22, 2007 and in the acquisition of Suzhou AA on August 12, 2010 is amortized using straight-line method over their estimated useful life of five years and three years, respectively.

The customer relationship is summarized as follows:

	December 31,
	2013	2012

Customer relationship	$2,274,746	$2,176,217
Less: accumulated amortization	(2,274,746)	(2,101,451)
	$-	$74,766

Total amortization expenses were US$76,084 and US$479,928 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, customer relationship has been fully amortized.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

9.	BORROWINGS

Short-term loan

Short-term loan consist of the following:

	31-Dec-13			31-Dec-12
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+1.5%*	Apr.22, 2014	$3,500,000	Libor+2.5%*	Apr.24, 2013	$3,500,000
Industrial and Commercial Bank of China	6.16%	Mar.13, 2014	3,274,000
Jiangsu Sheyang Rural Commercial Bank	7.80%	Sep.2, 2014	3,274,000
Total			$10,048,000			$3,500,000

Note* the effective interest rate was 2.3% and 4.1% as of December 31, 2013, and December 31, 2012, respectively.

The short-term Bank of China loan was denominated in US$ and the rest was denominated in RMB, all for working capital purpose, with weighted average balances of US$6,933,534 and US$6,388,317 and weighted average interest rates of 5.330 % and 4.535% for the years ended December 31, 2013 and 2012, respectively.

The Bank of China loan amounting to US$3,500,000 and Industrial and Commercial Bank of China loan amounting to US$3,274,000 were guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 12), and the Jiangsu Sheyang Rural Commercial Bank loan amounting to US$3,274,000 was pledged with Shuangsheng’s property with the fair value amounting to $10,935,160 and guaranteed by Great Shengda as of December 31, 2013. The Bank of China loan amounting to US$3,500,000 was guaranteed by SD Group as of December 31, 2012.

The Industrial and Commercial Bank of China loan amounting to US$3,274,000 was repaid in March, 2014.

Current portion of long-term borrowing

Current portion of long-term borrowing consist of the following:

	31-Dec-13			31-Dec-12
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.5%*	Feb.28, 2014	$4,500,000	Libor+2.5%*	Dec.28,2013	$4,500,000

Note* the effective interest rate was 3.7% and 4.1% as of December 31, 2013, and December 31, 2012, respectively.

The current portion of long-term borrowing was denominated in US$ for working capital purpose, with weighted average balances of US$8,975,342 and US$4,500,000 and weighted average interest rates of 4.050% and 4.050% for the years ended December 31, 2013 and December 31, 2012, respectively.

The loan pledged with restricted cash amounting to US$5,156,550 and US$4,999,127 as of December 31, 2013 and December 31, 2012, respectively.

The loan was repaid in February, 2014.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Long-term loan

Long-term loan consist of the following:

	December 31, 2013			December 31, 2012
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China			-	Libor+2.5%*	Feb. 28, 2014	$4,500,000

Note* the effective interest rate was 4.1% as of December 31, 2012.

The long term loan was denominated in US$ for working capital purpose, with weighted average balances of nil and US$3,882,145 and with weighted average interest rates of nil and 4.050% for the years ended December 31, 2013 and December 31, 2012, respectively.

Restricted bank deposits of US$4,999,127 were provided by Great Shengda as collateral for long-term loan of US$ 4,500,000 as of December 31, 2012.

The following table summarizes the facilities:

	December 31, 2013				December 31, 2012
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	Mar.19, 2013	Mar.18, 2014	$13,096,000	$8,450,100	Feb. 22,2012	Feb.22, 2013	$12,696,196	$3,165,503
Bank of China	Mar.19, 2013	Mar.18, 2014	8,185,000	8,185,000	Feb. 22,2012	Feb.22, 2013	7,935,122	7,935,122
Bank of China	Sep.5, 2013	Sep.4, 2014	13,096,000	11,459,000			-	-
Industrial and Commercial Bank of China	Nov.15, 2012	Nov.15,2014	11,459,000	8,185,000	Nov. 15,2012	Nov.15, 2014	11,109,171	8,887,337
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24, 2016	3,274,000	-				-
Total			$49,110,000	$36,279,100			$31,740,489	$19,987,962

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 12).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

10.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	December 31,
	2013	2012

Notes payable	$9,658,300	$25,233,689
Accounts payable	23,161,922	20,012,926
	$32,820,222	$45,246,615

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchase. All the notes payable were bank accepted notes payable without interest and due within six months. They were pledged with restricted cash amounting to US$4,829,150 and US$12,616,845 as of December 31, 2013 and December 31, 2012, respectively and guaranteed by SD Group (Note 12).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the years presented consist of the following:

	December 31,
	2013	2012

Advance from customers	$725,563	$597,634
Payroll and welfare payable	726,550	803,522
Other payables	1,054,544	721,940
Accrued expenses	383,276	187,174
	$2,889,933	$2,310,270

12.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		December 31,
Related parties	Relationship	2013	2012
Amounts due from related parties
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$97,887	$86,681
Shuangdeng Paper	Controlled by the same ultimate stockholders	127,935	120,431
		$225,822	$207,112

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$216,992	$-
Shuangdeng Paper	Controlled by the same ultimate stockholders	1,361,307	-
Shuangsheng Logistic	Controlled by the same ultimate stockholders	2,435	2,361
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	551,112	267,144
		$2,131,846	$269,505

The amount due from Shuangsheng Logistics represents the prepayment for transportation fee. The amount due from Shuangdeng Paper represents the receivable for selling the paper boxes. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to Shuang Ke Da represents the payable for land lease and purchase of water and electricity. The amount due to Shuangdeng Paper represents the net effect of the payable for land lease, purchase of water, electricity and steam and the receivable for selling the paper boxes. The amount due to New Shengda represents the payable for land lease. The amount due to Shuangsheng Logistic represents the payable for transportation fee. They were recorded as “amount due to related parties” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions as follows:

		Years ended December 31,
Related parties	Relationship	2013	2012

Lease from related parties
New Shengda Investment	Controlled by the same ultimate stockholders	$271,853	$267,144
Shuang Ke Da	Controlled by the same ultimate stockholders	274,550	-
SD Group	Controlled by the same ultimate stockholders	290,700	285,560
		$837,103	$552,704

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$576,886	$379,154

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$210,947	$292,656
Shengda Xiang Wei Chemical Co., Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	224,653	208,857
		$435,600	$501,513

Purchase of water, electricity, and steam from related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$1,086,128	$1,322,705
Shuangdeng Paper	Controlled by the same ultimate stockholders	2,347,137	-
		$3,433,265	$1,322,705

The transactions prices were determined with reference to market prices.

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Xiaoshan Bank of China and Xiaoshan Industrial Commercial Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda and Hangzhou Shengming from Xiaoshan Bank of Chian and Xiaoshan Industrial Commercial Bank of China (Note 9).

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,315,473 and US$50,072,785 as of December 31, 2013 and 2012, respectively.

14.	TAXATION

Taxes payable are composed of the following:

	December 31,
	2013	2012

VAT payable	$617,708	$614,761
Income tax payable	512,552	703,386
Other taxes payable	84,867	42,239
	$1,215,127	$1,360,386

The Company and its consolidated entities each files tax returns separately.

1)	VAT

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

The deductible value added tax represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$3,056,867 and nil as of December 31, 2013 and 2012, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the years ended December 31, 2013 and 2012, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in February 2014. According to the PRC Enterprise Income Tax Law, Great Shengda is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2013, 2014 and 2015.

Shengda Color, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2012.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Hangzhou Shengming is qualified as a manufacturing foreign-invested enterprise and thus was entitled to a tax holiday of two years full-exemption beginning with the first profitable year net of all loss carryforwards from the previous five years, followed by three years of taxation at half of the normal tax rate. Hangzhou Shengming’s first tax profitable year was 2007; therefore it was subject to income tax at a rate of 12.5% for calendar years 2009, 2010 and 2011, and 25% for 2012, and thereafter.

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

The following table reconciles the Group’s effective tax for the years presented:

	Years ended December 31,
	2013	2012

Expected enterprise income tax at statutory tax rate	$640,238	$1,826,063
Effect of tax holiday	(776,551)	(910,602)
Others	56,734	-
Effective enterprise income tax	$(79,579)	$915,461

The significant components of income tax expense are as follows:

	Years ended December 31,
	2013	2012

Current tax expenses	$1,014,956	$1,025,331
Deferred tax benefits	(1,094,535)	(109,870)
Income tax expenses	$(79,579)	$915,461

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	December 31,
	2013	2012

Net operating loss carried forward	$1,215,612	$55,751
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	290,369	347,370
Total Deferred tax assets	$1,505,981	$403,121
Effect of taxable temporary differences between assigned value of customer relationship and its tax base in a business combination	-	$(18,691)

Shuangsheng, one of the Group’s subsidiaries, incurred a pretax loss of approximately US$4.8 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2014 through 2018.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. All the leases start on January 1, 2014 and end on December 31, 2014. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2014	$1,677,770
2015 and thereafter	-
Total	$1,677,770

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of December 31, 2013 and 2012.

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

The Group’s operations are mainly classified into two principal reportable segments that provide different products or services, the one is for manufacturing and processing corrugated fiberboard boxes and paper board and package decoration printing and selling. And the other one is for corrugating medium paper. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets and all corporate expenses and income tax expenses are allocated to the segments.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper products		Corrugating medium paper		Elimination of inter-segment		Total
	For the years ended December 31		For the years ended December 31		For the years ended December 31		For the years ended December 31
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$119,449,834	$125,308,951	$18,502,587	$-	$(3,769,521)	-	$134,182,900	$125,308,951
Depreciation & amortization	4,212,351	4,541,247	1,812,223	-	-	-	6,024,574	4,541,247
Interest revenue	838,469	353,458	9,106	-	-	-	847,575	353,458
Interest expense	552,053	717,946	283,922	-	-	-	835,975	717,946
Income tax expense (benefit)	1,062,963	915,461	(1,142,542)	-	-	-	(79,579)	915,461
Profit (loss)	6,551,708	5,570,003	(3,917,399)	-	-	-	2,634,309	5,570,003
Capital expenditure	1,038,379	2,031,485	450,808	34,583,501	-	-	1,489,187	36,614,986
Total assets	146,814,887	147,078,566	54,818,477	42,277,376	(36,594,510)	(22,207,351)	165,038,854	167,148,591

17.	TREASURY STOCK

During the year ended December 31, 2011, the Company purchased 665,500 shares of its stock, which were held in a brokerage account and reported as treasury stock on the Consolidated Balance Sheets. On November 20, 2013, the Company formally retried these treasury shares.

18.	EARNINGS PER SHARE

The Group reports earnings per share in accordance with ASC Topic 260, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no incremental share through calculation to cause a dilutive effect. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012

Net income attributable to China Shengda Packaging’ common stockholders	$2,743,946	$5,575,019
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.07	$0.14

19.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

EXHIBIT INDEX

Exhibit No.	Description
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

10.22

Building Lease Agreement, dated as of January 1, 2014, between Great Shengda and Xin Shengda (a form of the lease agreement incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10- K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.23

Land Lease Agreement, dated as of January 1, 2014, between Great Shengda and Xin Shengda (a form of the lease agreement incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.24

Building Lease Agreement, dated as of January 1, 2014, between Hangzhou Shengming and SD Group (a form of the lease agreement incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.25

Land Lease Agreement, dated as of January 1, 2014, between Hangzhou Shengming and SD Group (a form of the lease agreement incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10- K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.26

Building Lease Agreement, dated January 1, 2014, between Shengda Color and Shuang Ke Da (a form of the lease agreement incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.27

Land Lease Agreement, dated January 1, 2014, between Shengda Color and Shuang Ke Da (a form of the lease agreement incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

14	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the Company on March 22, 2012).

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	China Shengda Packaging Group Inc. Audit Committee Charter (incorporated herein by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.2	China Shengda Packaging Group Inc. Compensation Committee Charter (incorporated herein by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by the Company on November 2, 2010).
99.3

China Shengda Packaging Group Inc. Governance and Nominating Committee Charter (incorporated herein by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by the Company on November 2, 2010).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith