Form 10-Q
period 2014-03-31
China Shengda Packaging Group Inc.
filed 2014-05-20
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2014

i

PART I

FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

March 31, 2014
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
ASSETS	2014	2013
Current assets	(Unaudited)
Cash and cash equivalents	$9,337,215	$6,569,495
Restricted cash	9,323,256	10,129,756
Accounts and notes receivable, net	35,901,447	42,710,653
Inventories	21,454,277	18,605,074
Prepayments and other receivables	4,191,100	1,583,203
Deductible value added tax payable	2,134,009	3,056,867
Amount due from related parties	308,181	225,822
Total current assets	82,649,485	82,880,870

Non-current assets
Property, plant and equipment, net	67,035,745	68,481,643
Land use right	11,813,029	11,988,879
Deferred tax assets	1,984,123	1,505,981
Goodwill	179,818	181,481
Total assets	$163,662,200	$165,038,854

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$33,105,721	$32,820,222
Amounts due to related party	1,897,366	2,131,846
Accrued expenses and other payables	2,684,744	2,889,933
Taxes payable	842,251	1,215,127
Short-term loans	10,799,000	10,048,000
Current portion of long-term borrowing	-	4,500,000
Total current liabilities	49,329,082	53,605,128

Non-current liabilities
Long-term loans	4,500,000	-
Total liabilities	53,829,082	53,605,128

Commitment and contingencies
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 shares issued and outstanding at March 31, 2014 and December 31, 2013	38,791	38,791
Additional paid-in capital	43,036,464	43,036,464
Appropriated retained earnings	7,424,496	7,240,218
Unappropriated retained earnings	47,638,612	48,360,582
Accumulated other comprehensive income	11,442,299	12,459,426
Total equity for stockholders of China Shengda Packaging	109,580,662	111,135,481
Noncontrolling interest	252,456	298,245
Total equity	109,833,118	111,433,726
Total liabilities and equity	$163,662,200	$165,038,854

See notes to the consolidated financial statements

     CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in US$)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues	$32,289,979	$27,091,970
Cost of goods sold	28,156,680	21,809,729
Gross profit	4,133,299	5,282,241
Operating expenses
Selling expenses	1,849,929	1,161,787
General and administrative expenses	2,843,048	2,820,091
	4,692,977	3,981,878
Other income (expenses)
Interest income	497,819	86,424
Interest expense	(323,685)	(127,702)
Subsidy income	-	96,704
Other	(641,445)	-
	(467,311)	55,426
Non-operating income (expenses)
Non-operating income (expenses)	116,086	(166,088)
	116,086	(166,088)
(Loss) income before income tax expense and noncontrolling interest	(910,903)	1,189,701

Income tax expenses (benefits)	(327,083)	322,152
Net (loss) income	(583,820)	867,549
Net loss attributable to noncontrolling interest	(46,128)	(5,863)
Net (loss) income attributable to company’s common stockholders	$(537,692)	$873,412

Basic and diluted earnings per share	$(0.01)	$0.02
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811

Comprehensive income:
Net (loss) income	$(583,820)	$867,549
Foreign currency translation adjustment	(1,016,788)	585,947
Comprehensive (loss) income	(1,600,608)	1,453,496
Comprehensive loss attributable to noncontrolling interest	(45,789)	(5,873)
Net comprehensive (loss) income attributable to the Company’s common stockholders	$(1,554,819)	$1,459,369

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(583,820)	$867,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	2,098,987	1,129,224
Deferred tax	(495,581)	(55,651)
Loss from disposal of property, plant and equipment	641,445	-
Change in operating assets and liabilities:
Restricted cash	571,900	(3,584,572)
Accounts and notes receivable	6,458,591	(1,843,888)
Inventories	(3,042,023)	(575,246)
Prepayments and other receivables	(2,635,072)	(1,752,744)
Accounts and notes payable	590,571	2,381,624
Amount due from (to) related party	(301,589)	360,581
Accrued expenses and other payables	(106,182)	406,348
Tax payables	537,051	122,498
Net cash provided by (used in) operating activities	3,734,278	(2,544,277)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,026,524)	(2,651,151)
Proceeds from disposal of property, plant and equipment	177,023	-
Net cash used in investing activities	(1,849,501)	(2,651,151)
Cash flows from financing activities
Proceeds from short-term loan	4,043,582	3,191,523
Proceeds from long-term loan	4,533,292	-
Repayment of short-term loans	(3,226,582)	-
Repayment of current portion of long-term borrowing	(4,533,292)
Restricted cash	147,060	-
Net cash provided by financing activities	964,060	3,191,523
Effect of foreign currency exchange rate fluctuation on
cash and cash equivalents	(81,117)	56,995
Net changes in cash and cash equivalents	2,767,720	(1,946,910)
Cash and cash equivalents, beginning of period	6,569,495	11,903,937
Cash and cash equivalents, end of period	$9,337,215	$9,957,027
Cash paid during the period for:
Interest paid	$171,875	$127,274
Income taxes paid	$273,681	$356,442

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

The Company, formerly named as Health place Corporation, was incorporated in the State of Nevada on March 16, 2007as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

On April 8, 2010,the Company completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Shengda Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 27,600,000 shares of China Shengda Packaging’s common stock, which constituted 92% of its issued and outstanding shares on afully-diluted basis of China Shengda Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Shengda Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Shengda Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Shengda Packaging as the acquired party.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 1,456,311 shares at a price per share ofUS$3.43 for US$5 million. Net proceeds after deducting offering costs were approximately US$4.0 million.

On December 10, 2010, the Company completed a public offering and issued an aggregate of 8,000,000 shares at a price per share of US$4.0 for US$32 million. Net proceeds after deducting offering costs were approximately US$29.7 million.

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operations.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China(“PRC”) on November 22, 2004.Its registered capital was RMB 269million as of March 31, 2014. Great Shengda is engaged in manufacturing and processing corrugated fibreboard boxes and paper board and package decoration printing and selling.

Shengda Color, Great Shengda’s100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

Hangzhou Shengming,75% held by Shengda Color and 25% held by Evercham, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It is engaged in the manufacturing and sale of paper boxes and paper board, as well as the research and development of paper packing technology.

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

The consolidated interim financial information as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and Notes disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The preparation of financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful receivables, recoverability of the carrying amount of inventory, and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting toUS$9,323,256and US$10,129,756as of March 31, 2014 and December 31, 2013, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for March 31, 2014 and December 31, 2013, respectively.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10%of the total balance of accounts receivable as of March 31, 2014andDecember 31, 2013.

(f)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using the weighted average method. Inventory includes raw materials, work in process, and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of March 31, 2014 and December 31, 2013.

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

Construction in progress represents capital expenditure measured as the direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

(h)	Land use right

Land use right represents the cost paid to the PRC government authorities. Land use right is amortized on a straight line basis over its estimated useful life, which is the periods over which the asset is expected to contribute directly or indirectly to the future cash flows of the Group. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058, the estimated useful live is as follows:

	Years	Residual value
Land use right	46	0%

(i)	Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable by comparing carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

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

A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2014 and December 31, 2013, respectively.

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

As of March 31, 2014 and December 31, 2013, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$7,424,496 and US$7,240,218, respectively.

As of March 31, 2014 and December 31, 2013, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng Paper accounted for approximately 14.0%, 13.8%, 50.0%, 23.9% and nil of their registered capital, respectively. The future income of these subsidiaries will be subject to statutory reserve.

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

Delivery does not occur until products have been shipped to the customers, risk of loss has transferred to the customers and customers’ acceptance has been obtained, or the Group has objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The majority of domestic sales contracts transfer title and risk of loss to customers upon receipt. The majority of oversea sales contracts transfer title and risk of loss to customers when goods were delivered to the carriers. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. Revenue is recognized on a net basis, and the VAT collected is not recognized as revenue of the Company.

(p)	Research and development costs

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$911,458and US$965,343were recorded in general and administrative expenses for three months ended March 31, 2014 and 2013, respectively.

(q)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$348,255and US$306,922forthree months ended March 31, 2014 and 2013, respectively.

(r)	Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company’s policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2014 and December 31, 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(s)	Earnings per share

Basic earnings per share are computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(t)	Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. GAAP, are excluded from net income. During the periods presented, the Group’s comprehensive income (loss) represents its net income (loss) and foreign currency translation gains and losses.

(u)	Fair value measurements

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Group maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs are used to measure fair value:

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

In the period from January 1, 2014 to May 19, 2014, The FASB has issued ASU No. 2014-01 through ASU 2014-8, which are not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(w)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of March 31, 2014 and December 31, 2013, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the three-month period ended March 31, 2014 and 2013.

Concentration of Suppliers

The Company purchased its products from two major suppliers during the period ended March 31, 2014, accounting for 17% and 16% of the purchases, respectively. The Company purchased its products from two major suppliers during the period ended March 31, 2013, accounting for 17% and 12% of the purchases, respectively.

Current vulnerability due to certain other concentrations

The Group’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 30years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

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

The company uses the management approach model, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. And the company’s reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Accordingly, the Group categorizes its business into two operating segments, namely (i) Paper cartons and other paper products; (ii) Corrugating medium paper.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Accounts receivable	$30,005,573	$36,902,846
Notes receivable	5,895,874	5,807,807
	$35,901,447	$42,710,653

No allowance for doubtful amounts was provided as of March 31, 2014 and December 31, 2013.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$17,086,817	$14,529,545
Finished goods	4,367,460	4,054,453
Work in process	-	21,076
	$21,454,277	$18,605,074

No value was written down for inventories as of March 31, 2014andDecember 31, 2013, respectively.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Prepayments	$3,826,414	$1,323,926
Other receivables	364,686	259,277
	$4,191,100	$1,583,203

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Buildings and improvements	$28,416,062	$27,685,361
Machinery	58,932,743	59,891,529
Office equipment and furnishing	863,874	864,976
Motor vehicles	1,471,006	1,586,513
Construction in progress	168,460	153,647
	89,852,146	90,182,026
Less: accumulated depreciation	(22,816,401)	(21,700,383)
	$67,035,745	$68,481,643

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group recorded depreciation expenses of US$1,979,344and US$1,036,257 for the three months ended March 31, 2014 and 2013, respectively.

The property, plant and equipment with the fair value amounting to US$10,834,960 and US$10,935,160 and net book value amounting to US$8,928,160 and US$9,010,726were pledged as collateral for bank loans as of March 31, 2014 and December 31, 2013, respectively.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,165,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. As of March 31, 2014, the Group recorded amortization expense of US$66,483and US$64,820 for three months ended March 31, 2014 and 2013, respectively. However, the certificate of land use right is still awaiting the local government’s authorization. The future amortization is as follows:

Year	Amount
2014	$197,984
2015	263,978
2016	263,978
2017	263,978
2018	263,978
2019 and thereafter	10,559,133
Total	$11,813,029

8.	BORROWINGS

Short-term loans
Short-term loans consist of the following:

	March 31, 2014 (Unaudited)			December 31, 2013
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+1.5%[1]	Apr.22, 2014	$3,500,000	Libor+1.5%[1]	Apr.22, 2014	$3,500,000

Bank of China	PBOC*(1+5%)[2]	Mar. 9, 2015	3,244,000			-

Industrial and Commercial Bank of China			-	6.16%	Mar.13, 2014	3,274,000

Jiangsu Sheyang Rural Commercial Bank	7.80%	Sep.2, 2014	3,244,000	7.80%	Sep.2, 2014	3,274,000

Jiangsu Sheyang Rural Commercial Bank	7.80%	Jan. 20, 2015	811,000			-

Total			$10,799,000			$10,048,000

Note1the effective interest rate was2.3as of March 31, 2014 and December 31, 2013.
Note2 the effective interest rate was 6.3as of March 31, 2014

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$10,480,111andUS$3,500,000; with weighted average interest rates of 5.690%and 4.032% for three months ended March 31, 2014 and 2013, respectively.

The Bank of China loans were guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11),the Jiangsu Sheyang Rural Commercial Bank loan amounting to US$3,244,000 was pledged with Shuangsheng’s property with the fair value amounting to $10,834,960 and guaranteed by Great Shengda, and the Jiangsu Sheyang Rural Commercial Bank loan amounting toUS$811,000 was guaranteed by Great Shengda as of March 31, 2014.

The Bank of China loan amounting to US$3,500,000 and Industrial and Commercial Bank of China loan amounting to US$3,274,000 were guaranteed by SD Group, and the Jiangsu Sheyang Rural Commercial Bank loan amounting to US$3,274,000 was pledged with Shuangsheng’s property with the fair value amounting to $10,935,160 and guaranteed by Great Shengda as of December 31, 2013.

The Bank of China loan amounting to US$3,500,000 was repaid in April 2014.

Current portion of long-term borrowing

Current portion of long-term borrowing consist of the following:

	March 31, 2014 (Unaudited)			December 31, 2013
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance

Bank of China			-	Libor+2.5%[1]	Feb.28, 2014	$4,500,000

Note1the effective interest rate was 3.7% as of December 31, 2013.

The current portion of long-term borrowing was denominated in USDfor working capital purpose, with weighted average balances of US$2,950,000 and US$9,000,000and weighted average interest ratesof4.050% and 4.032%for three months ended March 31, 2014 and 2013, respectively.

The loan was pledged with restricted cash amounting to US$5,156,550 as of December 31, 2013

Long-term loan.

Long-term loan consist of the following:

	March 31, 2014 (Unaudited)			December 31, 2013
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+2.3%[1]	Feb.17, 2016	$4,500,000			-

Note1 the effective interest rate was 3.85% as of March 31,2014.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The long-term loan was denominated in USD for working capital purpose, with weighted average balances of US$1,650,000 and nil and weighted average interest ratesof3.850% and nil for three months ended March 31, 2014 and 2013, respectively.

The loan was pledged with restricted cash amounting to US$4,963,320 as of March 31, 2014.

The following table summarizes the facilities:

	March 31, 2014 (Unaudited)				December 31, 2013
Lender	Starting date	Maturity date	Facility amount	Unused facility	Starting date	Maturity date	Facility amount	Unused facility
Bank of China			-	-	Mar.19, 2013	Mar.18, 2014	$13,096,000	$8,450,100
Bank of China			-	-	Mar.19, 2013	Mar.18, 2014	8,185,000	8,185,000
Bank of China	Sep.5, 2013	Sep.4, 2014	$12,976,000	$2,988,000	Sep.5, 2013	Sep.4, 2014	13,096,000	11,459,000
Industrial and Commercial Bank of China	Nov.15, 2012	Nov.15,2014	11,354,000	11,354,000	Nov.15, 2012	Nov.15,2014	11,459,000	8,185,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30,2013	Mar,24,2016	3,244,000	2,433,000	Dec.30,2013	Mar,24,2016	3,274,000	3,274,000
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24, 2016	3,244,000	-	Mar.25, 2013	Mar.24, 2016	3,274,000	-
Total			$30,818,000	$16,775,000			$52,384,000	$39,553,100

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 11).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Notes payable	$8,434,400	$9,658,300
Accounts payable	24,671,321	23,161,922
	$33,105,721	$32,820,222

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchase. All the notes payable were bank accepted notes payable without interest and due within six months. They were pledged with restricted cash amounting to US$4,217,200 and US$4,829,150 as of March 31, 2014andDecember 31, 2013, respectively and guaranteed by SD Group (Note 11).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Advance from customers	$855,919	$725,563
Payroll and welfare payable	1,147,307	726,550
Other payables	358,339	1,054,544
Accrued expenses	323,179	383,276
	$2,684,744	$2,889,933

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		March 31,	December 31,
Related parties	Relationship	2014	2013
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$97,887
ZhejiangShuangKe Da Weaving Co., Ltd (“ShuangKe Da”)	Controlled by the same ultimate stockholders	159,675	-

Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	13,348	-
Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”)	Controlled by the same ultimate stockholders	135,158	127,935
		$308,181	$225,822

Amounts due to related parties
ShuangKe Da	Controlled by the same ultimate stockholders	$119,769	$216,992
Shuangdeng Paper	Controlled by the same ultimate stockholders	1,062,866	1,361,307
Shuangsheng Logistic	Controlled by the same ultimate stockholders	2,413	2,435
SD Group	Controlled by the same ultimate stockholders	101,375	-
Hangzhou New Shengda Investment Limited(“New Shengda”)	Controlled by the same ultimate stockholders	610,943	551,112
		$1,897,366	$2,131,846

The amount due from Shuangsheng Logistics represents the prepayment for transportation fee. The amount due from ShengdaXiangwei and Shuangdeng Paper represents the receivable for selling the paper boxes. The amount due from ShuangKeDarepresents the prepayment for purchase of water and electricity.They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The amount due to ShuangKe Da represents the payable for land lease and purchase of water and electricity. The amount due to Shuangdeng Paper represents the net effect of the payable for purchase of water, electricity and steam. The amount due to New Shengda represents the payable for land lease. The amount due to Shuangsheng Logistic represents the payable for transportation fee. The amount due to SD Group represents the payable for land lease. They were recorded as “amount due to related parties” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions as follows:

		Three Months Ended March 31,
Related parties	Relationship	2014	2013
		(Unaudited)	(Unaudited)
Lease from related parties
New Shengda Investment	Controlled by the same ultimate stockholders	$147,060	$67,043
ShuangKe Da	Controlled by the same ultimate stockholders	68,628	-
SD Group	Controlled by the same ultimate stockholders	102,125	71,691
		$317,813	$138,734

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	75,511	$147,241

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$86,889	$47,709

Shengda Xiang Wei	Controlled by the same ultimate stockholders	48,703	48,495
		$135,592	$96,204

Purchase of steam from related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$320,047	-

Purchase of water and electricity from related party
ShuangKe Da	Controlled by the same ultimate stockholders	$261,350	$270,453

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch (Note 8).

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$973,200 borrowed by Great Shengda (Note 9).

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

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximatelyUS$50,499,751and US$50,315,473as of March 31, 2014 and December 31, 2013.

13.	TAXATION

Taxes payable are composed of the following:

	March 31,	December 31,
	2014	2013
	(Unaudited)
VAT payable	$359,749	$617,708
Income tax payable	384,948	512,552
Other taxes payable	97,554	84,867
	$842,251	$1,215,127

The Company and its consolidated entities each file tax returns separately.

1)	VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred.

The Group’s PRC subsidiaries are subject to VAT at 17% for their revenues.

The deductible value added tax represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$2,134,009 and US$3,056,867 as of March 31, 2014 and December 31, 2013, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In three months ended March 31, 2014 and the year ended December 31, 2013, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2014.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Expected enterprise income tax (benefit) at statutory tax rate	$(261,304)	$311,088
Effect of preferential rate	(65,779)	-
Others	-	11,064
Effective enterprise income tax (benefit)	$(327,083)	$322,152

The significant components of income tax expense are as follows:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Current tax expenses	$168,498	$377,825
Deferred tax benefits	(495,581)	(55,673)
Income tax expenses	$(327,083)	$322,152

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Net operating loss carried forward	$1,713,245	$1,215,612
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	270,878	290,369
Total Deferred tax assets	$1,984,123	$1,505,981

Shuangsheng, one of the Group’s subsidiaries, incurred a pretax loss of approximately US$ 6.9 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2014 through 2018.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

14.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. All the leases start on January 1, 2014 and end on December 31, 2014. The estimated future rental expense for lease commitment is as follows:

Year	Amount
2014	$1,256,022
2015 and thereafter	-
Total	$1,256,022

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of March 31, 2014 and December 31, 2013.

15.	SEGMENT REPORTING

The Group determines segments based on the differences in products and services ,to segments and measuring their performance.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper products		Corrugating medium paper		Elimination of inter-segment		Total
	Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013	2014	2013	2014	2013

Revenues	$26,117,558	$27,091,970	$9,341,891	$-	$(3,169,470)	-	$32,289,979	$27,091,970

Depreciation & amortization	1,060,188	1,060,400	1,038,799	68,824	-	-	2,098,987	1,129,224

Interest revenue	497,819	86,161	-	263	-	-	497,819	86,424

Interest expense	153,633	127,702	170,052	-	-	-	323,685	127,702

Income tax expense (benefit)	185,452	387,297	(512,535)	(65,145)	-	-	(327,083)	322,152

Profit (loss)	1,020,268	1,062,983	(1,604,088)	(195,434)	-	-	(583,820)	867,549

Capital expenditure	352,784	193,205	1,673,740	2,603,987	-	-	2,026,524	2,797,192

Total assets	146,769,540	153,964,877	53,161,395	47,086,774	(36,268,735)	(25,521,135)	163,662,200	175,530,516

16.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no potential dilutive instrument. The following is a reconciliation of the basic and diluted earnings per share computations for three-months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net income (loss) attributable to Company’s common stockholders	$(537,692)	$873,412
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811
Earnings per share – basic and diluted	$(0.01)	$0.02

17.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of paper cartons and corrugating medium paper as of March 31, 2014 was approximately 545 million square meters and 150 thousand tons.

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

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2014:

Revenues: Revenues increased by $5.2 million, or 19.2%, to $32.3 million for the three months ended March 31, 2014, from $27.1 million for the same period of last year.

Gross Profit: Gross profit decreased by $1.2 million, or 21.8%, to $4.1 million for the three months ended March 31, 2014, from $5.3 million for the same period of last year.

Net (loss) income attributable to common stockholders: Net (loss) income attributed to stockholders decreased by $1.4 million, or 161.6%, to negative $0.5 million for the three months ended March 31, 2014, from $0.9 million for the same period of last year.

Basic and diluted net (loss) income per share: Basic and diluted net (loss) income per share was negative $0.01 for the three months ended March 31, 2014, compared with $0.02 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013 (unaudited)

The following table sets forth key components of our results of operations during the three months ended March 31, 2014 and 2013, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$32,289,979	100.0%	$27,091,970	100.0%
Cost of goods sold	28,156,680	87.2%	21,809,729	80.5%
Gross profit	4,133,299	12.8%	5,282,241	19.5%
Operating expenses
Selling expenses	1,849,929	5.7%	1,161,787	4.3%
General and administrative expenses	2,843,048	8.8%	2,820,091	10.4%
Total operating expenses	4,692,977	14.5%	3,981,878	14.7%
Other income (expenses)
Interest income	497,819	1.5%	86,424	0.3%
Interest expense	(323,685)	(1.0)%	(127,702)	(0.5)%
Subsidy income	-	0.0%	96,704	0.4%
Other expenses	(641,445)	(2.0)%	-	-
Total other income (expenses)	(467,311)	(1.4)%	55,426	0.2%
Non-operating income (expense)	116,086	0.4%	(166,088)	(0.6)%
(Loss) income before income tax expense and noncontrolling interest	(910,903)	(2.8)%	1,189,701	4.4%
Income tax expense (benefit)	(327,083)	(1.0)%	322,152	1.2%
Net (loss) income	(583,820)	(1.8)%	867,549	3.2%
Less: net loss attributable to noncontrolling interest	(46,128)	(0.1)%	(5,863)	(0.0)%
Net (loss) income attributable to common stockholders	$(537,692)	(1.7)%	$873,412	3.2%

Revenues. We generate revenues from the sale of our paper cartons and other paper products, and corrugating medium paper. Revenues by segment were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$26,117,558	$27,091,970
Corrugating medium paper	9,341,891	-
Elimination of inter-segment transactions	(3,169,470)	-
Revenues	$32,289,979	$27,091,970

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $1.0 million, or 3.6%, to $26.1 million for the three months ended March 31, 2014, from $27.1 million for the same period in 2013. The decrease was mainly attributable to the decrease in the sales volume. Sales volume decreased by 1.3 million square meters, or 1.9%, to 67.9 million square meters for the three months ended March 31, 2014, from 69.2 million square meters for the same period of 2013. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment.

For the three months ended March 31, 2014, color cartons accounted for 25.3% and flexo cartons accounted for 55.6% of our revenues, compared to 28.3% and 71.7%, respectively, for the same period of 2013. Average per square meter prices for our color cartons and flexo cartons for the three months ended March 31, 2014 were approximately $0.39 and $0.38, respectively, as compared to approximately $0.40 and $0.39, respectively, for the same period of 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 22.1 % and 21.2%, respectively, of our revenues for the three months ended March 31, 2014, compared to 28.3% and 29.8%, respectively, for the same period of 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper were approximately $9.3 million for the period ended March 31, 2014. Sales volume of raw paper was approximately 25.4 thousand tons and the average price was approximately $368 per ton.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$20,698,863	$21,809,729
Corrugating medium paper	10,627,287	-
Elimination of inter-segment transactions	(3,169,470)	-
Cost of goods sold	$28,156,680	$21,809,729

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $1.1 million, or 5.1%, to $20.7 million for the three months ended March 31, 2014, from $21.8 million for the same period of 2013. The decrease was mainly attributable to the decreased sales volume and the decreased cost of the raw material. Average cost of goods sold per square meter decreased by $0.01, or 3.2%, to $0.31 for the three months ended March 31, 2014, from 0.32 million square meters for the same period of 2013.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper was $10.6 million for the period ended March 31, 2014. Sales volume of raw paper was approximately 25.4 thousand tons and the average cost was approximately $419 per ton. The high average cost was mainly attributable to the high consumption of material and energy in the pilot phase of the recently started paper mill production at Shuangsheng. Management will keep monitoring for cost control.

Gross profit. Gross profit by segment was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$5,418,695	$5,282,241
Corrugating medium paper	(1,285,396)	-
Gross profit	$4,133,299	$5,282,241

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products increased by $0.1 million, or 2.6%, to $5.4 million for the three months ended March 31, 2014, from $5.3 million for the same period of 2013. Gross profit of flexo cartons was $3.7 million for the three months ended March 31, 2014, which was approximately same for the same period of 2013. Gross profit of color cartons increased by 0.1 million, or 9.4%, to $1.7 million for the three months ended March 31, 2014, from $1.6 million for the same period of 2013. The increase in our gross profit of paper cartons and other paper products was mainly due to decreased cost of goods sold as noted above. Gross profit as a percentage of revenues was 20.7 % for the three months ended March 31, 2014, as compared to 19.5% for the same period of 2013.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $1.3 million for the three months ended March 31, 2014, which was mainly due to the high cost of goods sold of corrugating medium paper noted above.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses increased by $0.6 million, or 59.2%, to $1.8 million for the three months ended March 31, 2014, from $1.2 million for the same period of 2013. Such increase was primarily attributable to the operation of Shuangsheng since June 2013. As a percentage of revenues, selling expenses for the three months ended March 31, 2014 increased to 5.7%, from 4.3% for the same period of 2013.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses were $2.8 million for the three months ended March 31, 2014, which was approximately the same for the same period of 2013. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2014 decreased to 8.8%, as compared to 10.4% for the same period of 2013.

Net (loss) income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net (loss) income attributable to common stockholders decreased by $1.4 million, or 161.6%, to negative $0.5 million for the three months ended March 31, 2014, from $0.9 million for the same period of 2013.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2014, we had cash and cash equivalents of $9.3 million and restricted cash of $9.3 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$3,734,278	$(2,544,277)
Net cash used in investing activities	(1,849,501)	(2,651,151)
Net cash provided by financing activities	964,060	3,191,523
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(81,117)	56,995
Net increase (decrease) in cash and cash equivalents	2,767,720	(1,946,910)
Cash and cash equivalents at beginning of the period	6,569,495	11,903,937
Cash and cash equivalent at end of the period	$9,337,215	$9,957,027

Operating Activities

Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2014, as compared to $2.5 million net cash used in operating activities for the same period of 2013. This was attributable to our net loss of $0.6 million, adjusted by depreciation and amortization expenses of $2.1 million, and a net increase in cash from accounts and notes receivable of $6.5 million, and a net decrease in cash from other working capital items of $4.3 million.

Investing Activities

Net cash used in investing activities was $1.8 million for the three months ended March 31, 2014, as compared to $2.7 million for the same period of 2013. The $1.8 million net cash used in investing activities during the three months ended March 31, 2014 was attributable to the purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2014, as compared to $3.2 million net cash provided by financing activities for the same period of 2013. During the three months ended March 31, 2014, we received proceeds from borrowings amounting to $8.6 million and repaid $7.7 million loans.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 2(v) (recently issued accounting standards) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2014. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2014.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.        OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2014, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.        EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	CHINA SHENGDA PACKAGING GROUP INC.

By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ken He
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