Form 10-Q
period 2014-06-30
China Shengda Packaging Group Inc.
filed 2014-08-14
CIK 1421561

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

Quarterly Report on Form 10-Q
Period Ended June 30, 2014

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

June 30, 2014
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,451,385	$6,569,495
Restricted cash	13,069,952	10,129,756
Accounts and notes receivable, net	39,016,432	42,710,653
Inventories	19,706,615	18,605,074
Prepayments and other receivables	2,894,590	1,583,203
Amount due from related parties	127,410	225,822
Deductable value added tax payable	1,855,162	3,056,867
Total current assets	86,121,546	82,880,870

Non-current assets
Property, plant and equipment, net	66,543,778	68,481,643
Land use right	11,761,519	11,988,879
Deferred tax assets	2,221,870	1,505,981
Goodwill	180,040	181,481
Total assets	$166,828,753	$165,038,854

LIABILITIES AND EQUITY

Current liabilities
Accounts and notes payable	$34,497,775	$32,820,222
Amounts due to related parties	1,818,489	2,131,846
Accrued expenses and other payables	3,048,600	2,889,933
Taxes payable	1,132,253	1,215,127
Short-term loans	10,808,000	10,048,000
Current portion of long-term loans	-	4,500,000
Total current liabilities	51,305,117	53,605,128

Non-current liabilities
Long-term loans	4,500,000	-
Total liabilities	$55,805,117	$53,605,128

Commitment and contingencies Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 shares issued and outstanding at June 30, 2014 and December 31, 2013)	38,791	38,791
Additional paid-in capital	43,036,464	43,036,464
Appropriated retained earnings	7,655,969	7,240,218
Unappropriated retained earnings	48,474,846	48,360,582
Accumulated other comprehensive income	11,575,083	12,459,426
Total equity for stockholders of China Shengda Packaging	110,781,153	111,135,481
Noncontrolling interest	242,483	298,245
Total equity	111,023,636	111,433,726
Total liabilities and equity	$166,828,753	$165,038,854

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$37,237,538	$33,488,279	$69,527,517	$60,580,249
Cost of goods sold	30,742,764	28,654,719	58,899,444	50,464,448
Gross profit	6,494,774	4,833,560	10,628,073	10,115,801
Operating expenses
Selling expenses	1,614,033	1,068,130	3,463,962	2,229,917
General and administrative expenses	3,168,636	2,976,096	6,011,684	5,796,187
	4,782,669	4,044,226	9,475,646	8,026,104
Other income (expenses)
Interest income	43,623	118,124	541,442	204,548
Interest expense	(354,923)	(186,519)	(678,608)	(314,221)
Subsidy income	214,193	226,870	214,193	323,574
Other	5,104	37,938	(636,341)	37,938
	(92,003)	196,413	(559,314)	251,839

Non-operating (income) expense	55,040	30,717	(61,046)	196,805
	55,040	30,717	(61,046)	196,805
Income before income tax expense and noncontrolling interest	1,565,062	955,030	654,159	2,144,731

Income tax expense	506,886	220,904	179,803	543,056
Net income	1,058,176	734,126	474,356	1,601,675
Net loss attributable to noncontrolling interest	9,531	22,915	55,659	28,778
Net income attributable to company’s common stockholders	$1,067,707	$757,041	$530,015	$1,630,453

Basic and diluted earnings per share	$0.03	$0.02	$0.01	$0.04
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811

Comprehensive income (loss):
Net income	1,058,176	734,126	474,356	1,601,675
Foreign currency translation adjustment	132,342	1,498,622	(884,446)	2,084,569
Comprehensive income (loss)	1,190,518	2,232,748	(410,090)	3,686,244
Comprehensive loss attributable to noncontrolling interest	9,973	23,198	55,762	29,071

	$1,200,491	$2,255,946	$(354,328)	$3,715,315

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$474,356	$1,601,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	3,913,433	2,464,701
Deferred tax	(726,504)	(300,669)
Loss from disposal of property, plant and equipment	636,341	20,559
Change in operating assets and liabilities:
Restricted cash	(324,200)	3,730,288
Accounts and notes receivable	3,343,059	1,081,846
Inventories	(1,246,982)	(4,945,023)
Prepayments and other receivables	(1,316,122)	(1,627,764)
Accounts and notes payable	1,934,610	(8,074,364)
Amount due from(to) related party	(199,440)	237,425
Accrued expenses and other payables	244,698	1,674,009
Tax payables	1,102,166	(613,973)
Net cash (used in) provided by operating activities	7,835,415	(4,751,290)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,202,028)	(3,285,327)
Proceeds from disposal of property, plant and equipment	175,615	12,814
Net cash used in investing activities	(3,026,413)	(3,272,513)

Cash flows from financing activities
Proceeds from short-term loans	10,998,480	3,235,879
Proceeds from long-term loans	4,497,226	-
Repayment of short-term loans	(10,187,980)	-
Repayment of current portion of long-term loans	(4,497,226)	-
Restricted cash	(2,690,860)	-
Net cash flows provided by(used in) financing activities	(1,880,360)	3,235,879

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(46,752)	150,103
Net changes in cash and cash equivalents	2,881,890	(4,637,821)
Cash and cash equivalents, beginning of period	6,569,495	11,903,937
Cash and cash equivalents, end of period	$9,451,385	$7,266,116

Cash paid during the period for:
Interest paid	$509,851	$314,221
Income taxes paid	$982,735	$648,626

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre- printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”), Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”), Jiangsu Shuangsheng Paper Technology Development CO., Ltd. (“Shuangsheng”), and Jiangsu Great Shengda Concept Packaging Development Co., Ltd. (“Shengda Concept”) . The Company and its subsidiaries are collectively referred to as the “Group”.

The Company, formerly named as Health place Corporation, was incorporated in the State of Nevada on March 16, 2007 as a web-based service provider offering an online service where health practitioners could purchase products and services to improve their work and home lives, including books, CDs, clothing, and accessories geared towards the needs of these practitioners. However, it did not engage in any operations and was dormant from its inception until its reverse acquisition of Evercharm on April 8, 2010.

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China(“PRC”) on November 22, 2004.Its registered capital was US$39million as of June 30, 2014. Great Shengda is engaged in manufacturing and processing corrugated paper cartons and paperboard and package decoration printing and selling.

Shengda Color, Great Shengda’s100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper cartons and paperboard, as well as the research and development of paper packing technology.

Hangzhou Shengming,75% held by Shengda Color and 25% held by Evercham, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$12 million. It is engaged in the manufacturing and sale of paper cartons and paperboard, as well as the research and development of paper packing technology.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has register capital amounting to RMB200 million, 98.68% held by Great Shengda and 1.32% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC on June 16, 2014, with registered capital of RMB30.18 million. Shengda Concept is engaged in the manufacturing and sale of paper cartons and paperboard as well as the research development of paper packing technology. It was at the development stage as of June 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2014 and for the six-month periods ended June 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and notes disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$13,069,952 and US$10,129,756 as of June 30, 2014 and December 31, 2013, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off as of June 30, 2014 and December 31, 2013.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2014 and December 31, 2013.

(f)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using weighted average method. Inventory includes raw materials, work in process and finished goods. The variable production overheads are allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overheads to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of June 30, 2014 and December 31, 2013.

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

Construction in progress represented capital expenditure measured as the direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

(h)	Land use right

Land use right represents the cost paid to the PRC government authorities. Land use right is amortized on a straight line basis over its estimated useful life, which is the periods over which the asset is expected to contribute directly or indirectly to the future cash flows of the Group. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058, the estimated useful life is as follows:

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

(j)	Foreign currency translation and transactions

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

As of June 30, 2014 and December 31, 2013, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$7,655,969 and US$7,240,218, respectively.

As of June 30, 2014, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately14.4%, 14.1%, 50.0%, 23.9% and nil of their registered capital. The future income of these subsidiaries will be subject to statutory reserve.

(m)	Revenue recognition

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$2,120,541 and US$2,048,053 were recorded in general and administrative expenses for six months ended June 30, 2014 and 2013, respectively, US$1,209,083 and US$ 1,082,710 were recorded in general and administrative expenses for three months ended June 30, 2014 and 2013, respectively.

(o)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$685,789 and US$608,103 for six months ended June 30, 2014 and 2013, respectively, US$336,818 and US$301,181 were approximately for three months ended June 30, 2014 and 2013, respectively.

(p)	Income taxes

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition m its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 31, 2014 and December 31, 2013.

(q)	Earnings per share

Basic earnings per share are computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(r)	Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under U.S. GAAP, are excluded from net income. During the periods presented, the Group's comprehensive income (loss) represents its net income (loss) and foreign currency translation gains and losses.

(s)	Fair value measurements

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

(t)	Recently issued accounting standards

In May, 2014, the FASB issued Accounting Standards Update (ASU) 2014-09. The ASU amends the guidance in the FASB Accounting Standards Codification (FASB ASC) Topic 606, entitled Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The ASU also specifies the accounting for incremental costs to obtain, or costs to fulfill, a contract with a customer. Further, the ASU states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted for public entities. The amendments in this ASU should be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented or (2) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Except for the ASU above, in the period from January 1, 2014 to August 15, 2014, the FASB has issued ASU No. 2014-01 through ASU 2014-12, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(u)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of June 30, 2014 and December 31, 2013, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the three and six months ended June 30, 2014 and 2013.

Concentration of Suppliers

The Company purchased its products from three major suppliers during the six months ended June 30, 2014, accounting for 13.55%, 12.46% and 11.34% of the purchases, and two major suppliers during the three months ended June 30, 2014, accounting for 20.68% and 11.80% of the purchase. The Company purchased its products from three major suppliers during the six months ended June 30, 2013, accounting for 13.39%, 12.22% and 10.22% of the purchases, and one major supplier during the three months ended June 30, 2013, accounting for 18% of the purchase.

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

(v)	Segment reporting

The company uses the management approach model, which is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. And the  company's reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Accordingly, the Group categorizes its business into two operating segments, namely (i) Paper cartons and other paper products; (ii) Corrugating medium paper.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Accounts receivable	$32,717,523	$36,902,846
Notes receivable	6,298,909	5,807,807
	$39,016,432	$42,710,653

No allowance for doubtful amounts was provided as of June 30, 2014 and December 31, 2013.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$15,413,933	$14,529,545
Finished goods	4,292,682	4,054,453
Work in process	-	21,076
	$19,706,615	$18,605,074

No value was written down for inventories as of June 30, 2014 and December 31, 2013.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Prepayments	$2,540,830	$1,323,926
Other receivables	353,760	259,277
	$2,894,590	$1,583,203

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Buildings and improvements	$28,549,751	$27,685,361
Machinery	59,867,239	59,891,529
Office equipment and furnishing	922,236	864,976
Motor vehicles	1,487,042	1,586,513
Construction in progress	285,728	153,647
	91,111,996	90,182,026
Less: accumulated depreciation	(24,568,218)	(21,700,383)
	$66,543,778	$68,481,643

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group recorded depreciation expenses of US$3,684,097 and US$2,180,994for the six months ended June 30, 2014 and 2013, respectively. US$1,704,753 and US$1,152,143 for the three months ended June 30, 2014 and 2013, respectively.

The property, plant and equipment with net book value amounting to US$8,939,169 and US$9,010,726 were pledged as collateral for bank loans as of June 30, 2014 and December 31, 2013, respectively.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,180,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. As of June 30, 2014, the Group recorded amortization expense of US$131,908 and US$130,330 for six months ended June 30, 2014 and 2013, respectively. US$65,425 and US$65,510 for three months ended June 30, 2014 and 2013, respectively. However, the certificate of land use right is still awaiting the local government’s authorization. The future amortization is as follows:

Year	Amount
2014 Q3 and Q4	$132,152
2015	264,304
2016	264,304
2017	264,304
2018	264,304
2019 and thereafter	10,572,151
Total	$11,761,519

8.	LOANS

Short-term loans

Short-term loans consist of the following:

	June 30,2014(Unaudited)			December 31,2013
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance

Bank of China	Libor+2.7%[1]	Jun.3, 2015	$3,500,000	Libor+1.5%[1]	Apr.22, 2014	$3,500,000

Bank of China	PBOC(1+5%)[2]	Mar.9, 2015	3,248,000			-
Industrial and Commercial Bank of China			-	6.16%	Mar.13, 2014	3,274,000
Jiangsu Sheyang Rural commercial Bank	7.80%	Sep.2, 2014	3,248,000	7.80%	Sep.2, 2014	3,274,000
Jiangsu Sheyang Rural commercial Bank	7.80%	Jan.20, 2015	812,000			-
Total			$10,808,000			$10,048,000

Note 1 the effective interest rate was 2.93% and 2.3% as of June 30, 2014 and December 31, 2013, respectively.
Note 2 the effective interest rate was 6.3% as of June 30, 2014.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$10,655,105 and US$5,180,512; with weighted average interest rates of 5.77% and 4.70% for six months ended June 30, 2014 and 2013, respectively, and with weighted average balances of US$10,882,412 and US$6,812,803; with weighted average interest rates of 5.85% and 5.17% for the three months ended June 30, 2014 and 2013, respectively.

The Bank of China loans amounting to US$3,248,000 and US$3,500,000, respectively, were guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11). The Bank of China loan amounting to US$3,500,000 was also pledged by restricted cash amounting to US$2,842,000 as of June 30, 2014. The Jiangsu Sheyang Rural Commercial Bank loan amounting to US$3,248,000 was pledged with Shuangsheng’s property with the net book value amounting to $8,939,169 and guaranteed by Great Shengda. The Jiangsu Sheyang Rural Commercial Bank loan amounting to US$812,000 was guaranteed by Great Shengda.

Current portion of long-term loans

Current portion of long-term loans consist of the following:

	June 30, 2014 (Unaudited)			December 31, 2013
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China			$-	Libor+2.5% [1]	Feb.28, 2014	$4,500,000

Note 1 the effective interest rate was 3.7% as of December 31, 2013.

The current portion of long-term loans was denominated in USD for working capital purpose, with weighted average balances of US$1,466,851 and US$9,000,000, with weighted average interest rates of 4.05% and 3.73% for six months ended June 30, 2014 and 2013, respectively; and with weighted average balance of nil and US$9,000,000, with weighted average interest rates of nil and 3.75% for three months ended June 30, 2014 and 2013, respectively.

The loan was pledged with restricted cash amounting to US$5,156,550 as of December 31, 2013.

Long-term loans

Long-term loans consist of the following:

	June 30, 2014(Unaudited)			December 31, 2013
		Maturity		Interest
Lender	Interest rate	date	Balance	rate	Maturity date	Balance
Bank of China	Libor+2.3%[1]	Feb. 17, 2016	$4,500,000			-

Note 1 the effective interest rate was 3.27% as of June 30, 2014.

The long term loans were denominated in USD for working capital purpose, with weighted average balances of US$3,082,873 and nil, with weighted average interest rates of 3.27% and nil for the six months ended June 30, 2014 and 2013, respectively; and with weighted average balances of US$4,500,000 and nil, with weighted average interest rates of 3.27% and nil for the three months ended June 30, 2014 and 2013.

The loan was pledged with restricted cash amounting to US$4,969,440 as of June 30, 2014.

The following table summarizes the unused lines of credit:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	June 30, 2014 (Unaudited)				December 31, 2013
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility
Lender	date	date	amount	facility	date	date	amount	Unused facility

Bank of China			-	-	Mar.19, 2013	Mar.18, 2014	$13,096,000	$8,450,100
Bank of China			-	-	Mar.19, 2013	Mar.18, 2014	8,185,000	8,185,000
Bank of China	Sept.5, 2013	Sept.4, 2014	$12,992,000	$3,808,000	Sep.5, 2013	Sep.4, 2014	13,096,000	11,459,000
Industrial and Commercial Bank of China	Nov. 15,2012	Nov. 15,2014	11,368,000	11,368,000	Nov.15,2012	Nov. 15,2014	11,459,000	8,185,000
Jiangsu Sheyang Rural Commercial Bank	Mar. 25, 2013	Mar. 24, 2016	3,248,000	-	Mar.25,2013	Mar.24, 2016	3,274,000	3,274,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30, 2013	March 24, 2016	3,248,000	2,436,000	Mar.30, 2013	Mar.24, 2016	3,274,000	-
Total			$30,856,000	$17,612,000			$52,384,000	$39,553,100

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 11).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Notes payable	$10,231,200	$9,658,300
Accounts payable	24,266,575	23,161,922
	$34,497,775	$32,820,222

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months. They are pledged with restricted cash amounting to US$5,115,600 and US$4,829,150 as of June 30, 2014 and December 31, 2013, respectively. The notes payable from Agriculture Bank of China was guaranteed by SD Group (Note 11).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Advance from customers	$1,061,477	$725,563
Payroll and welfare payable	1,126,325	726,550
Other payables	420,691	1,054,544
Accrued expenses	440,107	383,276
	$3,048,600	$2,889,933

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		June 30,	December 31,
Related parties	Relationship	2014	2013
Amounts due from related parties		(Unaudited)

Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$97,887
Shuangdeng Paper	Controlled by the same ultimate stockholders	108,557	127,935
Shengda Xiang Wei Chemical Company Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	252	-
ZhejiangShuangKe Da Weaving Co., Ltd (“ShuangKeDa”)	Controlled by the same ultimate stockholders	18,601	-
		$127,410	$225,822

Amounts due to related parties
SD Group	Controlled by the same ultimate stockholders	$203,000	$-
ShuangKeDa	Controlled by the same ultimate stockholders	289,355	216,992
Shuangsheng Logistic	Controlled by the same ultimate stockholders	2,416	2,435
Hangzhou New Shengda Investment Limited(“New Shengda”)	Controlled by the same ultimate stockholders	757,856	551,112
Shuangdeng Paper	Controlled by the same ultimate stockholders	565,863	1,361,307
		$1,818,489	$2,131,846

The amount due from Shuangsheng Logistics represents the prepayment for transportation fee. The amount due from ShuangKeDa represents the prepayment for purchase of water and electricity. The amount due from ShengdaXiangwei and Shuangdeng Paper represents the receivable for selling the paper cartons. They were recorded as “amount due from related parties” in the consolidated balance sheets, noninterest bearing and receivable within one year.

The amount due to SD Group represents the payable for the land and building lease from SD Group. The amount due to ShuangKeDa represents the payable for land lease and purchase of electricity and water from ShuangKeDa by the Group. The amount due to Shuangsheng Logistic represents the payable for transportation fee. The amount due to New Shengda represents the payable for land lease from New Shengda by the Group. The amount due to Shuangdeng Paper represents the payable for purchase of water, electricity and steam. They were recorded as “amount due to related parties” in the consolidated balance sheets, non-interest bearing and repayable within one year.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Significant related party transactions as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Related parties	Relationship	2014	2013	2014	2013
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related parties
New Shengda	Controlled by the same ultimate stockholders	$144,720	$68,087	$291,780	$134,800
ShuangKeDa	Controlled by the same ultimate stockholders	67,536	-	136,164	-
SD Group	Controlled by the same ultimate stockholders	100,500	145,615	202,625	216,218
		$312,756	$213,702	$630,569	$351,018

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$127,133	$-	$202,644	$148,024

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$77,956	$95,163	$164,845	$142,165

Shengda Xiang Wei	Controlled by the same ultimate stockholders	10,215	56,619	58,918	104,801
		$88,171	$151,782	$223,763	$246,966
Purchase of steam from related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$390,456	$-	$651,806	$-

Purchase of water and electricity from related party
ShuangKe Da	Controlled by the same ultimate stockholders	$367,538	$187,790	$687,585	$457,787

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch (Note 8).

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$2,679,600 borrowed by Great Shengda (Note 9).

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

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$50,731,224 and US$50,315,473 as of June 30, 2014 and December 31, 2013, respectively.

13.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)
VAT payable	$519,307	$617,708
Income tax payable	452,793	512,552
Other taxes payable	160,153	84,867
	$1,132,253	$1,215,127

The Company and its consolidated entities each file tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$1,855,162 and US$3,056,867 as of June 30, 2014 and December 31, 2013, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In six months ended June 30, 2014 and the year ended December 31, 2013, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2014. Shengda Concept is subject to income tax at a rate of 25% for calendar year 2014.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$748,663	$225,282	$487,359	$536,370

Effect of preferential rate	(244,836)	-	(310,615)	-
Others	3,059	(4,378)	3,059	6,686
Effective enterprise income tax	$506,886	$220,904	$179,803	$543,056

The significant components of income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$737,809	$465,900	$906,307	$843,725
Deferred tax benefits	(230,923)	(244,996)	(726,504)	(300,669)
Income tax expenses	$506,886	$220,904	$179,803	$543,056

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Net operating loss carried forward	$1,965,777	$1,215,612
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	256,093	290,369
Total deferred tax assets	$2,221,870	$1,505,981

Shuangsheng, one of the Group's subsidiaries, incurred a pretax loss of approximately US$7.9 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2014 through 2018.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

14.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. The estimated future rental expense for the second half of fiscal year 2014 is US$830,686.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of June 30, 2014 and December 31, 2013.

15.	SEGMENTREPORTING

The Group determines segments based on the differences in products and services to segments and measuring their performance.

The Group’s operations are mainly classified into two principal reportable segments that provide different products or services, the one is for manufacturing and processing corrugated paper cartons and paperboard and package decoration printing and selling. And the other one is for Corrugating medium paper. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets and all corporate expenses and income tax expenses are allocated to the segments.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper		Corrugating medium paper		Elimination of inter-segment		Total
	products
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013

Revenues	$56,018,419	$59,917,559	$20,081,425	$662,690	$(6,572,327)	$-	$69,527,517	$60,580,249

Depreciation & amortization	2,078,887	2,101,468	1,834,546	363,233			3,913,433	2,464,701

Interest revenue	540,693	203,049	749	1,499			541,442	204,548

Interest expense	297,643	255,902	380,965	58,319			678,608	314,221

Income tax expense (benefit)	938,218	862,813	(758,415)	(319,757)			179,803	543,056

Profit (loss)	2,881,509	2,560,947	(2,407,153)	(959,272)			474,356	1,601,675

Capital expenditure	1,049,178	460,442	2,152,850	2,824,885			3,202,028	3,285,327

Total assets	131,085,119	150,831,270	52,962,088	44,220,863	(17,218,454)	(27,480,867)	166,828,753	167,571,267

	Paper cartons and other paper		Corrugating medium paper		Elimination of inter-segment		Total
	products
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2014	2013	2014	2013	2014	2013	2014	2013

Revenues	$29,900,861	$32,825,589	$10,739,534	$662,690	$(3,402,857)	$-	$37,237,538	$33,488,279

Depreciation & amortization	1,018,699	1,041,068	795,747	294,409	-	-	1,814,446	1,335,477

Interest revenue	42,874	116,888	749	1,236	-	-	43,623	118,124

Interest expense	144,010	128,200	210,913	58,319	-	-	354,923	186,519

Income tax expense (benefit)	752,766	475,517	(245,880)	(254,613)	-	-	506,886	220,904

Profit (loss)	1,861,241	1,497,964	(803,065)	(763,838)	-	-	1,058,176	734,126

Capital expenditure	696,395	267,237	479,110	220,898	-	-	1,175,505	488,135

Total assets	131,085,119	150,831,270	52,962,088	44,220,863	(17,218,454)	(27,480,867)	166,828,753	167,571,267

16.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There was no potential dilutive instrument. The following is a reconciliation of the basic and diluted earnings per share computations for three and six months ended June 30, 2014 and 2013:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to Company’s common stockholders	$1,067,707	$757,041	$530,015	$1,630,453
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.03	$0.02	$0.01	$0.04

17.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

“the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its consolidated subsidiaries: Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou A&A and Shuangsheng;

•	“Evercharm” are to Evercharm Holdings Limited, a BVI company;
•	“Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company;
•	“Shengda Color” are to Zhejiang Shengda Color Pre-printing Co., Ltd., a PRC company;
•	“Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company;
•	“Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company;
•	“Shuangsheng” are to Jiangsu Shuangsheng Paper Technology Development Co., Ltd., a PRC company;
•	“Shengda Concept” are to Jiangsu Great Shengda Concept Packaging Development Co., Ltd., a PRC company;
•	“SD Group” are to Shengda Group Co., Ltd.;
•	“BVI” are to the British Virgin Islands;
•	“PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
•	“YRD” are to Yangtze River Delta Economic Zone, which includes Shanghai, Zheijiang Province and Jiangsu Province;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	· “Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards and corrugating medium paper, which are used for the production of flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of paper cartons and corrugating medium paper as of June 30, 2014 was approximately 545 million square meters and 150 thousand tons.

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

Recent Development

On April 18, 2014, Great Shengda increased its equity investment in Shuangsheng amounting to RMB112 million (approximately $18.12 million). As a result, Shuangsheng has registered capital amounting to RMB200 million (approximately $32.36 million), with 98.68% held by Great Shengda and 1.32% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC and controlled by the same ultimate stockholders of the Company.

Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC on June 16, 2014, with registered capital of RMB 30.18 million (approximately $4.88 million). Shengda Concept is engaged in manufacturing and sale of paper cartons and paperboard as well as research and development of paper packing technology. It is at the development stage as of June 30, 2014.

On July 25, 2014, the Company held an annual meeting of its shareholders (the “Annual Meeting”) at which a majority of the Company’s shareholders (i) elected Messieurs Nengbin Fang, Zhen Yuan and Yaoquan Zhang and Ms. Congyi Fang to serve as a director of the Company for a term that will continue until the next annual meeting of stockholders, until a successor has been duly elected and qualified or the director’s earlier resignation, death or removal, (ii) ratified the appointment of Marcum Bernstein & Pinchuk LLP (“Marcum BP”) to serve as the Company’s independent registered public accounting firm for 2014; and (iii) approved, on a non-binding and advisory basis, the executive compensation.

Second quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2014:

Revenues: Revenues increased by $3.7 million, or 11.2%, to $37.2 million for the three months ended June 30, 2014, from $33.5 million for the same period of last year.

Gross Profit: Gross profit increased by $1.7 million, or 34.4%, to $6.5 million for the three months ended June 30, 2014, from $4.8 million for the same period of last year.

Net income attributable to common stockholders: Net income attributed to stockholders increased by $0.3 million, or 41.0%, to $1.1 million for the three months ended June 30, 2014, from $0.8 million for the same period of last year.

Basic and diluted net income per share: Basic and diluted net income per share was $0.03 for the three months ended June 30, 2014, compared with $0.02 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and June 30 2013 (unaudited)

The following table sets forth key components of our results of operations during the three months ended June 30, 2014 and 2013, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$37,237,538	100.0%	$33,488,279	100.0%
Cost of goods sold	30,742,764	82.6%	28,654,719	85.6%
Gross profit	6,494,774	17.4%	4,833,560	14.4%
Operating expenses
Selling expenses	1,614,033	4.3%	1,068,130	3.2%
General and administrative expenses	3,168,636	8.5%	2,976,096	8.9%
Total operating expenses	4,782,669	12.8%	4,044,226	12.1%
Other income (expenses)
Interest income	43,623	0.1%	118,124	0.4%
Interest expense	(354,923)	(1.0)%	(186,519)	(0.6)%
Subsidy income	214,193	0.6%	226,870	0.7%
Other	5,104	0.0%	37,938	0.1%
Total other income (expenses)	(92,003)	(0.2)%	196,413	0.6%
Non-operating expense	55,040	0.1%	30,717	0.1%
Income before income tax expense and noncontrolling interest	1,565,062	4.2%	955,030	2.9%
Income tax expense	506,886	1.4%	220,904	0.7%
Net income	1,058,176	2.8%	734,126	2.2%
Net loss attributable to noncontrolling interest	9,531	0.0%	22,915	0.1%
Net income attributable to common stockholders	$1,067,707	2.9%	$757,041	2.3%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues from external customers by segment were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$29,900,861	$32,825,589
Corrugating medium paper	10,739,534	662,690
Elimination of inter-segment transactions	(3,402,857)	-
Revenues	$37,237,538	$33,488,279

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $2.9 million, or 8.9%, to $29.9 million for the three months ended June 30, 2014, from $32.8 million for the same period in 2013. The decrease was mainly attributable to the decrease in average price per square meter and the sales volume. The average price per square meter was approximately $0.39 for the three months ended June 30, 2014, as compared to $0.40 of the same period of 2013. Sales volume decreased by 5.6 million square meters, or 6.6%, to 77.3 million square meters for the three months ended June 30, 2014, from 82.9 million square meters for the same period of 2013, which was mainly due to the challenges resulting from the economic environment.

For the three months ended June 30, 2014, color cartons accounted for 29.5 % and flexo cartons accounted for 67.8 % of our revenues, compared to 28.5% and 69.5%, respectively, for the same period of 2013. Average per square meter prices for our color cartons and flexo cartons for the three months ended June 30, 2014 were approximately $0.39 and $0.38, respectively, as compared to approximately $0.39 and $0.40, respectively, for the same period of 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 21.0% and 19.1%, respectively, of our revenues for the three months ended June 30, 2014, compared to 25.0% and 24.7%, respectively, for the same period of 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $10.0 million, or 1,520.6%, to $10.7 million for the period ended June 30, 2014, from $0.7 million for the same period in 2013. The increase was mainly due to the increased sales volume as the corrugating medium paper segment officially went into production in June 2013. Sales volume of corrugating medium paper was approximately 30.1 thousand tons and the average price was approximately $356 per ton, as compared with 1.9 thousand tons and $356 for the same period in 2013 respectively.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$23,259,065	$27,263,322
Corrugating medium paper	10,886,556	1,391,397
Elimination of inter-segment transactions	(3,402,857)	-
Cost of goods sold	$30,742,764	$28,654,719

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $4.0 million, or 14.7%, to $23.3 million for the three months ended June 30, 2014, from $27.3 million for the same period of 2013. The decrease was mainly attributable to the decreased sales volume and the decreased cost of the raw material. Average cost of goods sold per square meter decreased by $0.03, or 8.6%, to $0.30 for the three months ended June 30, 2014, from $0.33 per square meterfor the same period of 2013.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $9.5 million, or 682.4%, to $10.9 million for the period ended June 30, 2014, from $1.4 million for the same period of 2013. The increase was mainly due to the increased sales volume. Sales volume of corrugating medium paper increased was approximately 30.2 thousand tons and the average cost was approximately $361 per ton for the period ended June 30, 2014, as compared to 1.9 thousand tons and $747 respectively for the same period in 2013. The increase was mainly attributable to increased sales volume. The decreased average cost of corrugating medium paper was mainly due to the economies of scale achieved as the sales volume increased.

Gross profit. Gross profit from external customer by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$6,641,796	$5,562,267
Corrugating medium paper	(147,022)	(728,707)
Gross profit	$6,494,774	$4,833,560

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products increased by $1.0 million, or 19.4%, to $6.6 million for the three months ended June 30, 2014, from $5.6 million for the same period of 2013. Gross profit of flexo cartons increased by $0.6 million, or 17.0%, to $4.5 million for the three months ended June 30, 2014, from $3.9 million for the same period of 2013. Gross profit of color cartons increased by $0.4 million, or 24.9%, to $2.1 million for the three months ended June 30, 2014, from $1.7 million for the same period of 2013. The increase in our gross profit of paper cartons and other paper products was mainly due to decreased cost of goods sold of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 22.2 % for the three months ended June 30, 2014, as compared to 16.9% for the same period of 2013.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $0.1 million for the three months ended June 30, 2014, compared with negative $0.7 million for the same period of 2013. The increase of the gross profit was mainly due to economical scale effect as the increased sales volume. Management will keep monitoring for cost control.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses increased by $0.5 million, or 51.1%, to $1.6 million for the three months ended June 30, 2014, from $1.1 million for the same period of 2013. Such increase was primarily attributable to the operation of Shuangsheng since June 2013. As a percentage of revenues, selling expenses for the three months ended June 30, 2014 increased to 4.3%, from 3.2% for the same period of 2013.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.2 million, or 6.5%, to $3.2 million for the three months ended June 30, 2014, from $3.0 million for the same period of 2013. The increase resulted mainly from the operation of Shuangsheng since June 2013. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2014 decreased to 8.5%, as compared to 8.9% for the same period of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders increased by $0.3 million, or 41.0%, to $1.1 million for the three months ended June 30, 2014, from $0.8 million for the same period of 2013.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013 (unaudited)

The following table sets forth key components of our results of operations during the six months ended June 30, 2014 and 2013, both in dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$69,527,517	100.0%	$60,580,249	100.0%
Cost of goods sold	58,899,444	84.7%	50,464,448	83.3%
Gross profit	10,628,073	15.3%	10,115,801	16.7%
Operating expenses
Selling expenses	3,463,962	5.0%	2,229,917	3.7%
General and administrative expenses	6,011,684	8.6%	5,796,187	9.6%
Total operating expenses	9,475,646	13.6%	8,026,104	13.2%
Other income (expenses)
Interest income	541,442	0.8%	204,548	0.3%
Interest expense	(678,608)	(1.0)%	(314,221)	(0.5)%
Subsidy income	214,193	0.3%	323,574	0.5%
Other	(636,341)	(0.9)%	37,938	0.1%
Total other income (expenses)	(559,314)	(0.8)%	251,839	0.4%
Non-operating income (expense)	(61,046)	(0.1)%	196,805	0.3%
Income before income tax expense and noncontrolling interest	654,159	0.9%	2,144,731	3.5%
Income tax expense	179,803	0.3%	543,056	0.9%
Net income	474,356	0.7%	1,601,675	2.6%
Net loss attributable to noncontrolling interest	55,659	0.1%	28,778	0.0%
Net income attributable to common stockholders	$530,015	0.8%	$1,630,453	2.7%

Revenues. We generate revenues from the sale of our paper cartons and other paper products, and corrugating medium paper. Revenues by segment were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$56,018,419	$59,917,559
Corrugating medium paper	20,081,425	662,690
Elimination of inter-segment transactions	(6,572,327)	-
Revenues	$69,527,517	$60,580,249

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $3.9 million, or 6.5%, to $56.0 million for the six months ended June 30, 2014, from $59.9 million for the same period of 2013. The decrease was primarily attributable to the decrease in sales volume. The average price per square meter was approximately $0.39 for the six months ended June 30, 2014, which was approximately same as for the same period of 2013. Sales volume decreased by 6.8 million square meters, or 4.5%, to 145.3 million square meters for the six months ended June 30, 2014, from 152.1 million square meters for the same period of 2013. The decreased sales volume was mainly due to the challenges resulting from the economic environment.

For the six months ended June 30, 2014, color cartons accounted for 24.8% of our revenues and flexo cartons accounted for 55.8% of our revenues, compared to 28.4% and 70.5%, respectively, for the same period of 2013. Average per square meter prices for our color cartons and flexo cartons for the six months ended June 30, 2014 were approximately $0.39 and $0.38, respectively, as compared to approximately $0.40 and $0.39, respectively, for the same period of 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 21.5% and 20.0%, respectively, of our revenues for the six months ended June 30, 2014, compared to 26.5% and 27.0%, respectively, of our revenues in the six months ended June 30, 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $19.4 million, or 2,930.3%, to $20.1 million for the period ended June 30, 2014, from $0.7 million for the same period in 2013. The increase was mainly due to the increased sales volume as the corrugating medium paper segment officially went into production in June 2013. Sales volume of corrugating medium paper was approximately 55.5 thousand tons and the average price was approximately $362 per ton, as compared with 1.9 thousand tons and $356 for the same period in 2013 respectively.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$43,957,928	$49,073,051
Corrugating medium paper	21,513,843	1,391,397
Elimination of inter-segment transactions	(6,572,327)	-
Cost of goods sold	$58,899,444	$50,464,448

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $5.1 million, or 10.4%, to $44.0 million for the six months ended June 30, 2014, from $49.1 million for the same period of 2013. The decrease was mainly attributable to the decreased sales volume and the decreased cost of the raw material. Average cost of goods sold per square meter for the six months ended June 30, 2014 was approximately $0.30, as compared to approximately $0.32 for the same period of 2013.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $20.1 million, or 1,446.2%, to $21.5 million for the period ended June 30, 2014, from $1.4 million for the same period of 2013. The increase was mainly due to the increased sales volume. Sales volume of corrugating medium paper increased was approximately 55.6 thousand tons and the average cost was approximately $387 per ton for the period ended June 30, 2014, as compared to 1.9 thousand tons and $747 respectively for the same period in 2013. The decreased average cost of corrugating medium paper was mainly due to the economies of scale achieved as the sales volume increased.

Gross profit. Gross profit by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$12,060,491	$10,844,508
Corrugating medium paper	(1,432,418)	(728,707)
Gross profit	$10,628,073	$10,115,801

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products increased by $1.3 million, or 11.2%, to $12.1 million for the six months ended June 30, 2014, from $10.8 million for the same period of 2013. Gross profit from flexo cartons increased by $0.7 million, or 8.5%, to $8.2 million for the six months ended June 30, 2014, from $7.5 million for the same period of 2013. Gross profit from color cartons increased by $0.6 million, or 17.5%, to $3.9 million for the six months ended June 30, 2014, from $3.3 million for the same period of 2013. The increase in our gross profit of paper cartons and other paper products was mainly due to decreased cost of goods sold of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 21.5% for the six months ended June 30, 2014, as compared to 18.1% for the same period of 2013.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $1.4 million for the six months ended June 30, 2014, compared with negative $0.7 million for the same period of 2013. The decrease of gross profit of corrugating medium paper was due to the increased cost of goods sold of corrugating medium paper surpassed the increased revenues of corrugating medium paper as noted above. Management will keep monitoring for cost control.

Selling expenses. Our selling expenses increased by $1.3 million, or 55.3%, to $3.5 million for the six months ended June 30, 2014, from $2.2 million for the same period of 2013. Such increase resulted mainly from the operation of Shuangsheng since June 2013. As a percentage of revenues, selling expenses for the six months ended June 30, 2014 increased to 5.0%, from 3.7% for the same period of 2013.

General and administrative expenses. Our general and administrative expenses increased by $0.2 million, or 3.7%, to $6.0 million for the six months ended June 30, 2014, from $5.8 million for the same period of 2013. This was mainly attributable to the operation of Shuangsheng since June 2013. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2014 decreased to 8.6%, as compared to 9.6% for the same period of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $1.1 million, or 67.5%, to $0.5 million for the six months ended June 30, 2014, from $1.6 million for the same period of 2013.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of June 30, 2014, we had cash and cash equivalents of $9.5 million and restricted cash of $13.1 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$7,835,415	$(4,751,290)
Net cash used in investing activities	(3,026,413)	(3,272,513)
Net cash provided by (used in) financing activities	(1,880,360)	3,235,879
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(46,752)	150,103
Net increase (decrease) in cash and cash equivalents	2,881,890	(4,637,821)
Cash and cash equivalents at beginning of the period	6,569,495	11,903,937
Cash and cash equivalent at end of the period	$9,451,385	$7,266,116

Operating Activities

Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2014, as compared to $4.8 million net cash used in operating activities for the same period of 2013. This was attributable to our net income of $0.5 million, adjusted by depreciation and amortization expenses of $3.9 million, loss from disposal of property, plant, and equipment of $0.6 million, and a net increase in cash from accounts and notes receivable of $3.3 million, and a net decrease in cash from other working capital items of $0.5 million.

Investing Activities

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2014, as compared to $3.3 million for the same period of 2013. The $3.0 million net cash used in investing activities during the six months ended June 30, 2014 was attributable to the purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $1.9 million for the six months ended June 30, 2014, as compared to $3.2 million net cash provided by financing activities for the same period of 2013. During the six months ended June 30, 2013, we received proceeds from loans amounting to $15.5 million, repaid $14.7 million loans, and invest restricted cash of $2.7 million which was for the loans as collateral.

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

Recent Accounting Pronouncements

See Note 2(t) (recently issued accounting standards) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2014. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not sold any equity securities during the second quarter of 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the second quarter of 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

     On June 25, 2014, the Company’s Board of Directors approved and adopted Amended and Restated Bylaws (“Amended Bylaws”) which became effective immediately. The Amended Bylaws affected certain changes to among other things, bring the Company’s organizational documents in line with Nevada law, to clarify and expand certain provisions thereof, to require advance notice of shareholder proposals and nominations to the Board at any annual meeting or special meeting, to clarify director nominating procedures at any annual meeting or special meeting, and to adopt the standard  that directors are elected by a majority of the votes cast except for a contested election in which case they are elected by a plurality of the votes cast.

     The foregoing description of the amendments made in the Amended Bylaws is qualified in its entirety by reference to the Amended Bylaws, a copy of which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 25, 2014 and is incorporated herein by reference.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
Ken He, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2014.)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).