Form 10-Q
period 2014-09-30
China Shengda Packaging Group Inc.
filed 2014-11-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10- Q
Period Ended September 30, 2014

TABLE OF CONTENTS

      PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6-F24

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

September 30, 2014
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	September 30,	December 31,
ASSETS	2014	2013
Current assets	(Unaudited)
Cash and cash equivalents	$12,632,603	$6,569,495
Restricted cash	12,528,750	10,129,756
Accounts and notes receivable, net	40,570,341	42,710,653
Inventories	16,005,265	18,605,074
Prepayments and other receivables	3,977,596	1,583,203
Amount due from related parties	114,191	225,822
Deductable value added tax payable	1,023,534	3,056,867
Total current assets	86,852,280	82,880,870

Non-current assets
Property, plant and equipment, net	69,790,453	68,481,643
Land use right	11,709,308	11,988,879
Deferred tax assets	2,659,343	1,505,981
Goodwill	180,151	181,481
Total assets	$171,191,535	$165,038,854

LIABILITIES AND EQUITY

Current liabilities
Accounts and notes payable	$40,408,235	$32,820,222
Amounts due to related parties	2,709,207	2,131,846
Accrued expenses and other payables	3,685,833	2,889,933
Taxes payable	1,582,640	1,215,127
Short-term loans	5,937,500	10,048,000
Current portion of long-term loans	-	4,500,000
Total current liabilities	54,323,415	53,605,128

Non-current liabilities
Long-term loans	4,500,000	-
Total liabilities	$58,823,415	$53,605,128

Commitment and contingencies Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 shares issued and outstanding at September 30, 2014 and December 31, 2013)	38,791	38,791
Additional paid-in capital	43,036,464	43,036,464
Appropriated retained earnings	8,025,455	7,240,218
Unappropriated retained earnings	49,402,648	48,360,582
Accumulated other comprehensive income	11,640,275	12,459,426
Total equity for stockholders of China Shengda Packaging	112,143,633	111,135,481
Noncontrolling interest	224,487	298,245
Total equity	112,368,120	111,433,726
Total liabilities and equity	$171,191,535	$165,038,854

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Three months ended September30,		Nine months ended September 30,

	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$47,272,700	$39,929,058	$116,800,217	$100,509,307
Cost of goods sold	40,316,190	34,564,105	99,215,634	85,028,553
Gross profit	6,956,510	5,364,953	17,584,583	15,480,754
Operating expenses
Selling expenses	1,976,474	1,901,019	5,440,436	4,130,936
General and administrative expenses	3,304,403	2,784,893	9,316,087	8,581,080
	5,280,877	4,685,912	14,756,523	12,712,016
Other income (expenses)
Interest income	66,149	151,792	607,591	356,340
Interest expense	(312,949)	(248,127)	(991,557)	(562,348)
Subsidy income	-	4,302	214,193	327,876
Other	(2,462)	174,645	(638,803)	212,583
	(249,262)	82,612	(808,576)	334,451

Non-operating (income) expense	(27,391)	98,120	(88,437)	294,925
	(27,391)	98,120	(88,437)	294,925
Income before income tax expense and noncontrolling interest	1,453,762	663,533	2,107,921	2,808,264

Income tax expense	174,709	161,221	354,512	704,277
Net income	1,279,053	502,312	1,753,409	2,103,987
Net loss attributable to noncontrolling interest	18,235	33,077	73,894	61,855
Net income attributable to company’s common stockholders	$1,297,288	$535,389	$1,827,303	$2,165,842

Basic and diluted earnings per share	$0.03	$0.01	$0.05	$0.06
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811

Comprehensive income:
Net income	1,279,053	502,312	1,753,409	2,103,987
Foreign currency translation adjustment	65,431	541,354	(819,015)	2,625,923
Comprehensive income	1,344,484	1,043,666	934,394	4,729,910
Comprehensive loss attributable to
Noncontrolling interest	17,996	33,515	73,758	62,586

	$1,362,480	$1,077,181	$1,008,152	$4,792,496

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Nine Months Ended September 30,
	2014	2013

	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,753,409	$2,103,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	5,842,626	4,301,872
Deferred tax	(1,165,835)	(657,893)
Loss from disposal of property, plant and equipment	638,803	90,614
Change in operating assets and liabilities:
Restricted cash	(2,622,724)	8,804,882
Accounts and notes receivable	1,824,116	(5,615,309)
Inventories	2,466,457	(5,078,848)
Prepayments and other receivables	(2,346,193)	(1,379,429)
Accounts and notes payable	8,073,716	(14,016,566)
Amount due from (to) related party	703,830	836,702
Accrued expenses and other payables	876,806	2,055,666
Tax payables	2,390,284	(205,277)
Net cash provided by (used in) operating activities	18,435,295	(8,759,599)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,401,922)	(3,685,181)
Prepayment paid for construction in progress	(3,169,862)	-
Proceeds from disposal of property, plant and equipment	176,346	59,676
Net cash used in investing activities	(8,395,438)	(3,625,505)

Cash flows from financing activities
Proceeds from short-term loans	12,666,190	6,428,000
Proceeds from long-term loans	4,513,872	-
Repayment of short-term loans	(16,733,690)	-
Repayment of current portion of long-term loans	(4,513,872)	-
Restricted cash	146,430	-
Net cash flows provided by (used in) financing activities	(3,921,070)	6,428,000

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(55,679)	221,914
Net changes in cash and cash equivalents	6,063,108	(5,735,190)
Cash and cash equivalents, beginning of period	6,569,495	11,903,937
Cash and cash equivalents, end of period	$12,632,603	$6,168,747

Cash paid during the period for:
Interest paid	$819,367	$374,852
Income taxes paid	$1,277,002	$1,008,024

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China (“PRC”) on November 22, 2004. Its registered capital was US$39 million as of September 30, 2014. Great Shengda is engaged in manufacturing and processing corrugated paper cartons and paperboard and package decoration printing and selling.

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

Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC on June 16, 2014, with registered capital of RMB30.18 million. Shengda Concept is engaged in the manufacturing and sale of paper cartons and paperboard as well as the research development of paper packing technology. It was at the development stage as of September 30, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of September 30, 2014 and for the Three-month and Nine- month periods ended September 30, 2014 and 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and notes disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations and cash flows for the Three-month and Nine-month periods ended September 30, 2014 and 2013, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$12,528,750 and US$10,129,756 as of September 30, 2014 and December 31, 2013, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off as of September 30, 2014 and December 31, 2013.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There are no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of September 30, 2014 and December 31, 2013.

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

No value was written down for the inventories as of September 30, 2014 and December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$8,025,455 and US$7,240,218, respectively.

As of September 30, 2014, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately 15.2%, 14.3%, 50.0%, 29.6% and nil of their registered capital. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$3,240,392 and US$3,324,629 were recorded in general and administrative expenses for nine months ended September 30, 2014 and 2013, respectively, US$1,119,851 and US$ 1,276,576 were recorded in general and administrative expenses for three months ended September 30, 2014 and 2013, respectively.

(o)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$1,131,857 and US$954,686 for nine months ended September 30, 2014 and 2013, respectively, US$446,068 and US$346,583 were approximately for three months ended September 30, 2014 and 2013, respectively.

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of September 30, 2014 and December 31, 2013.

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

The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted for public entities. The amendments in this ASU should be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented or (2) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Except for the ASU above, in the period from January 1, 2014 to November 14 2014, the FASB has issued ASU No. 2014-01 through ASU 2014-15, which is not expected to have a material impact on the consolidated financial statements upon adoption.

(u)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of September 30, 2014 and December 31, 2013, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the three and nine months ended September 30, 2014 and 2013.

Concentration of Suppliers

The Company purchased its products from two major suppliers during the nine months ended September 30, 2014, accounting for 13.02% and 10.26% of the purchases, and two major suppliers during the three months ended September 30, 2014, accounting for 12.14% and 11.55% of the purchase. The Company purchased its products from two major suppliers during the nine months ended September 30, 2013, accounting for 13.90% and 11.44% of the purchases, and two major suppliers during the three months ended September30, 2013, accounting for 14.81% and 12.64% of the purchase.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Accounts receivable	$34,309,512	$36,902,846
Notes receivable	6,260,829	5,807,807
	$40,570,341	$42,710,653

No allowance for doubtful amounts was provided as of September 30, 2014 and December 31, 2013.

4.	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Raw materials	$13,821,514	$14,529,545
Finished goods	2,158,298	4,054,453
Work in process	25,453	21,076
	$16,005,265	$18,605,074

No value was written down for inventories as of September 30, 2014 and December 31, 2013.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Prepayments	$3,575,258	$1,323,926
Other receivables	402,338	259,277
	$3,977,596	$1,583,203

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)
Buildings and improvements	$28,537,252	$27,685,361
Machinery	61,753,370	59,891,529
Office equipment and furnishing	966,770	864,976
Motor vehicles	1,469,170	1,586,513
Construction in progress	3,422,580	153,647
	96,149,142	90,182,026
Less: accumulated depreciation	(26,358,689)	(21,700,383)
	$69,790,453	$68,481,643

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group recorded depreciation expenses of US$5,493,883 and US$3,867,592 for the nine months ended September 30, 2014 and 2013, respectively, and US$1,809,787 and US$1,686,598 for the three months ended September 30, 2014 and 2013, respectively.

The property, plant and equipment with net book value amounting to US$8,591,985 and US$9,010,726 were pledged as collateral for bank loans as of September 30, 2014 and December 31, 2013, respectively.

7.	LAND USE RIGHT

In October2010, Great Shengda paid US$12,180,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. As of September 30, 2014, the Group recorded amortization expense of US$198,594 and US$196,153 for nine months ended September 30, 2014 and 2013, respectively. US$66,686 and US$65,823 for three months ended September 30, 2014 and 2013, respectively. However, the certificate of land use right is still awaiting the local government’s authorization.

	September 30,	December 31,
	2014	2013
	(Unaudited)
Land use right	$12,194,163	$12,277,500
Less: accumulated depreciation	(484,855)	(288,621)
	$11,709,308	$11,988,879

The future amortization is as follows:

Year	Amount
2014Q4	$66,116
2015	264,467
2016	264,467
2017	264,467
2018	264,467
2019 and thereafter	10,585,324
Total	$11,709,308

8.	LOANS

Short-term loans

Short-term loans consist of the following:

	September 30,2014 (Unaudited)				December31,2013
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.7%[1]	Jun.3, 2015	$3,500,000	Libor+1.5%[1]	Apr.22, 2014	$3,500,000
Industrial and Commercial Bank of China			-	6.16%	Mar.13, 2014	3,274,000
Jiangsu Sheyang Rural Commercial Bank			-	7.80%	Sep.2, 2014	3,274,000
Jiangsu Sheyang Rural Commercial Bank	7.80%	Jun.20, 2015	1,625,000			-
Jiangsu Sheyang Rural Commercial Bank	7.80%	Jan.20, 2015	812,500			-
Total			$5,937,500			$10,048,000

Note 1 the effective interest rate was 3.27% and 2.3% as of September 30, 2014 and December 31, 2013, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$9,971,747 and US$5,906,242; with weighted average interest rates of 5.72%and 4.84% for nine months ended September 30, 2014 and 2013, respectively, and with weighted average balances of US$11,747,293 and US$7,352,913; with weighted average interest rates of 5.14% and 5.05% for the three months ended September 30, 2014 and 2013, respectively.

The Bank of China loans amounting to US$3,500,000 was guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11), as of September 30, 2014. The Jiangsu Sheyang Rural Commercial Bank loan amounting to US$2,437,500 was guaranteed by Great Shengda.

Current portion of long-term loans
Current portion of long-term loans consist of the following:

	September 30,2014 (Unaudited)				December31,2013
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance
Bank of China			$-	Libor+2.5%[1]	Feb.28,2014	$4,500,000

Note 1 the effective interest rate was 3.7% as of December 31, 2013.

The current portion of long-term loans was denominated in USD for working capital purpose, with weighted average balances of US$972,527 and US$9,000,000, with weighted average interest rates of 4.05% and 3.71% for nine months ended September 30, 2014 and 2013, respectively; and with weighted average balance of nil and US$9,000,000, with weighted average interest rates of nil and 3.71% for three months ended September30, 2014 and 2013, respectively.

The loan was pledged with restricted cash amounting to US$5,156,550 as of December 31, 2013.

Long-term loans
Long-term loans consist of the following:

	September30,2014 (Unaudited)				December31,2013
		Maturity			Maturity
Lender	Interest rate	date	Balance	Interest rate	date	Balance
Bank of China	Libor+2.3%[1]	Feb.17,2016	$4,500,000			$-

Note 1 the effective interest rate was 3.27% as of September 30, 2014.

The long term loans were denominated in USD for working capital purpose, with weighted average balances of US$3,560,440 and nil, with weighted average interest rates of 3.27% and nil for the nine months ended September 30, 2014 and 2013, respectively; and with weighted average balances of US$4,500,000 and nil, with weighted average interest rates of 3.27% and nil for the three months ended September30, 2014 and 2013.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The loan was pledged with restricted cash amounting to US$4,972,500 as of September 30, 2014. The following table summarizes the unused lines of credit:

	September30,2014 (Unaudited)					December31,2013
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China			$-	$-	Mar.19,2013	Mar.18,2014	$13,096,000	$8,450,100
Bank of China			-	-	Mar.19,2013	Mar.18,2014	8,185,000	8,185,000
Bank of China			-	-	Sep.5,2013	Sep.4,2014	13,096,000	11,459,000
Bank of China	Oct.8,2014	Sept.21,2015	$13,000,000	$8,687,500			-	-
Industrial Commercial Bank of China	Nov.15,2012	Nov.15,2014	11,375,000	11,375,000	Nov.15,2012	Nov.15,2014	11,459,000	8,185,000
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24,2016	3,250,000	3,250,000	Mar.25,2013	Mar.24, 2016	3,274,000	3,274,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30,2013	Dec.20,2016	3,250,000	812,500	Mar.30, 2013	Dec.20,2016	3,274,000	-
Total			$30,875,000	$24,125,000			$52,384,000	$39,553,100

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 11).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	September30,	December31,
	2014	2013
	(Unaudited)
Notes payable	$15,112,500	$9,658,300
Accounts payable	25,295,735	23,161,922
	$40,408,235	$32,820,222

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months. They are pledged with restricted cash amounting to US$7,556,250 and US$4,829,150 as of September 30, 2014 and December 31, 2013, respectively. The notes payable from Agriculture Bank of China was guaranteed by SD Group (Note 11).

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	September30,	December31,
	2014	2013
	(Unaudited)
Advance from customers	$1,092,299	$725,563
Payroll and welfare payable	1,047,713	726,550
Other payables	879,411	1,054,544
Accrued expenses	666,410	383,276
	$3,685,833	$2,889,933

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		September 30,	December31,
Related parties	Relationship	2014	2013
Amounts due from related parties		(Unaudited)
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$97,887
Shuangdeng Paper	Controlled by the same ultimate stockholders	114,191	127,935
		$114,191	$225,822

Amounts due to related parties

SD Group	Controlled by the same ultimate stockholders	$304,687	$-
Shuang Ke Da	Controlled by the same ultimate stockholders	332,540	216,992
Shuangsheng Logistic	Controlled by the same ultimate stockholders	2,417	2,435
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	904,573	551,112
Shuangdeng Paper	Controlled by the same ultimate stockholders	1,164,990	1,361,307
		$2,709,207	$2,131,846

The amount due from Shuangsheng Logistics represents the prepayment for transportation fee. The amount due from Shuangdeng Paper represents the receivable for selling the paper cartons. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

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

Significant related party transactions as follows:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

		Three Months Ended September 30,		Nine Months Ended September 30,
Related parties	Relationship	2014	2013	2014	2013
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related parties
New Shengda	Controlled by the same ultimate stockholders	$147,510	$68,080	$439,290	$202,880
ShuangKeDa	Controlled by the same ultimate stockholders	68,838	-	205,002	-
SD Group	Controlled by the same ultimate stockholders	102,438	145,357	305,063	361,575
		$318,786	$213,437	$949,355	$564,455

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$180,033	$191,176	$382,678	$339,200

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$54,993	$49,299	$219,838	$191,464

Shengda XiangWei	Controlled by the same ultimate stockholders	14,107	58,495	73,025	163,296
		$69,100	$107,794	$292,863	$354,760
Purchase of steam from related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$601,928	$1,831,244	$1,253,734	$1,831,224

Purchase of water and electricity from related party
Shuang Ke Da	Controlled by the same ultimate stockholders	$272,008	$226,632	$959,593	$684,419

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Bank of China Xiaoshan Branch and Industrial Commercial Bank of China Xiaoshan Branch (Note 8).

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$6,743,750 borrowed by Great Shengda (Note 9).

12.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in Note 2(i), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$51,100,710 and US$50,315,473 as of September 30, 2014 and December 31, 2013, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

13.	TAXATION

Taxes payable are composed of the following:

	September 30,	December31,
	2014	2013
	(Unaudited)
VAT payable	$627,026	$617,708
Income tax payable	776,772	512,552
Other taxes payable	178,842	84,867
	$1,582,640	$1,215,127

The Company and its consolidated entities each file tax returns separately.

1)	VAT

Pursuant to the Provisional Regulation of the PRC on VAT and the related implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to apportion of or all the refund of VAT that it has already paid or incurred.

The Group’s PRC subsidiaries are subject to VAT at 17% for their revenues.

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$1,023,534 and US$3,056,867 as of September 30, 2014 and December 31, 2013, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In nine months ended September 30, 2014 and the year ended December 31, 2013, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in February 2014. According to the PRC Enterprise Income Tax Law, Great Shengdais eligible to enjoy a preferential tax rate of 15% for the calendar year of 2013, 2014 and 2015.

Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2014. Shengda Concept is subject to income tax at a rate of 25% for calendar year 2014.

Under the Enterprise Income Tax Law, dividends, interests, rent, royalties and gains on transfers of property payable a foreign-invested enterprise in the PRC to their foreign investors who are a non-resident enterprises will be subject to a 20% withholding tax, unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$363,406	$167,907	$850,765	$704,277
Effect of preferential rate	(224,793)	-	(535,408)	-
Others	36,096	(6,686)	39,155	-
Effective enterprise income tax	$174,709	$161,221	$354,512	$704,277

The significant components of income tax expense are as follows:

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$614,040	$518,445	$1,520,347	$1,362,170
Deferred tax benefits	(439,331)	(357,224)	(1,165,835)	(657,893)
Income tax expenses	$174,709	$161,221	$354,512	$704,277

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	September 30,	December31,
	2014	2013
	(Unaudited)
Net operating loss carried forward	$2,421,685	$1,215,612
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	237,658	290,369
Total deferred tax assets	$2,659,343	$1,505,981

Shuangsheng, one of the Group's subsidiaries, incurred a pretax loss of approximately US$9.7 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2018 through 2019.

14.	COMMITMENTS AND CONTINGENCIES

The Group has entered into construction for the new factory. The estimated annual capital commitment is as follows:

Year	Amount
2014	$1,893,450
2015 and thereafter	284,050
Total	$2,177,500

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group has entered into operating lease agreements for land, offices and plants. The estimated future rental expense for the last three months of fiscal year 2014 is US$416,880.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of September 30, 2014 and December 31, 2013.

15.	SEGMENT REPORTING

The Group determines segments based on the differences in products and services to segments and measuring their performance.

The Group’s operations are mainly classified into two principal reportable segments that provide different products or services, the one is for manufacturing and processing corrugated paper cartons and paper board and package decoration printing and selling. And the other one is for Corrugating medium paper. Separate management of each segment is required because each business unit is subject to different marketing, operation, and technology strategies.

Accounting policies of the transactions between segments are the same as those described in the summary of significant accounting policies. Performance is measured by various factors such as segment revenue and segment profit. Individual segment assets and all corporate expenses and income tax expenses are allocated to the segments.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper		Corrugating medium paper		Elimination of inter-segment		Total
	products
					Nine Months Ended September		Nine Months Ended September
	Nine Months Ended September 30		Nine Months Ended September 30		30		30
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$92,692,677	$93,975,576	$32,093,978	$7,631,067	$(7,986,438)	$(1,097,336)	$116,800,217	$100,509,307
Depreciation & amortization	3,151,810	3,164,903	2,690,816	1,136,969	-	-	5,842,626	4,301,872
Interest revenue	606,559	354,286	1,032	2,054	-	-	607,591	356,340
Interest expense	382,245	416,990	609,312	145,358	-	-	991,557	562,348
Income tax expense (benefit)	1,570,991	1,391,552	(1,216,479)	(687,275)	-	-	354,512	704,277
Profit (loss)	5,601,441	4,231,198	(3,848,032)	(2,127,211)	-	-	1,753,409	2,103,987
Capital expenditure	5,913,711	1,360,866	2,658,073	2,324,315	-	-	8,571,784	3,685,181
Total assets	137,715,525	153,328,121	54,257,343	49,478,249	(20,781,333)	(33,422,396)	171,191,535	169,383,974

	Paper cartons and other paper		Corrugating medium paper		Elimination of inter-segment		Total
	products
					Three Months Ended		Three Months Ended September
	Three Months Ended September 30		Three Months Ended September 30		September 30		30
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$36,674,258	$34,058,017	$12,012,553	$6,968,377	$(1,414,111)	$(1,097,336)	$47,272,700	$39,929,058
Depreciation & amortization	1,072,923	1,063,435	856,270	773,736	-	-	1,929,193	1,837,171
Interest revenue	65,867	151,237	282	555	-	-	66,149	151,792
Interest expense	84,602	161,088	228,347	87,039	-	-	312,949	248,127
Income tax expense (benefit)	632,773	528,739	(458,064)	(367,518)	-	-	174,709	161,221
Profit (loss)	2,719,932	1,670,251	(1,440,879)	(1,167,939)	-	-	1,279,053	502,312
Capital expenditure	4,864,533	900,424	505,223	(500,570)	-	-	5,369,756	399,854
Total assets	137,715,525	153,328,121	54,257,343	49,478,249	(20,781,333)	(33,422,396)	171,191,535	169,383,974

16.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potential dilutive instruments. The following is a reconciliation of the basic and diluted earnings per share computations for three and nine months ended September 30, 2014 and 2013:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to Company’s common stockholders	$1,297,288	$535,389	$1,827,303	$2,165,842
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.03	$0.01	$0.05	$0.06

17.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of paper cartons and corrugating medium paper as of September 30, 2014 was approximately 545 million square meters and 150 thousand tons.

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

Recent Development

On August 12, 2014, the Board of Directors of the Company (the “Board”) appointed Ms. Angel Yanki Wong (“Ms. Wong”) as director of the Company.

The Board also appointed three directors (the “Independent Directors”) below to the following committees:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Angel Yanki Wong	**	*	*
Yaoquan Zhang	*	*	**
Zhen Yuan	*	**	*

* Member
** Chair

On October 23, 2014, the Company received notification from the NASDAQ Listing Qualifications Department that its application to list its common stock on the NASDAQ Capital Market has been approved. Effective October 27, 2014, the Company’s common stock started trading on NASDAQ Capital Market. As previously announced, the Company has to regain compliance with NASDAQ Minimum Bid Price Rule until December 9, 2014.

Third Quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2014:

Revenues: Revenues increased by $7.4 million, or 18.4%, to $47.3 million for the three months ended September 30, 2014, from $39.9 million for the same period of last year.

Gross Profit: Gross profit increased by $1.6 million, or 29.7%, to $7.0 million for the three months ended September 30, 2014, from $5.4 million for the same period of last year.

Net income attributable to common stockholders: Net income attributed to stockholders increased by $0.8 million, or 142.3%, to $1.3 million for the three months ended September 30, 2014, from $0.5 million for the same period of last year.

Basic and diluted net income per share: Basic and diluted net income per share was $0.03 for the three months ended September 30, 2014, compared with $0.01 for the same period last year.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30 2013 (unaudited)

The following table sets forth key components of our results of operations during the three months ended September 30, 2014 and 2013, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$47,272,700	100.0%	$39,929,058	100.0%
Cost of goods sold	40,316,190	85.3%	34,564,105	86.6%
Gross profit	6,956,510	14.7%	5,364,953	13.4%
Operating expenses
Selling expenses	1,976,474	4.2%	1,901,019	4.8%
General and administrative expenses	3,304,403	7.0%	2,784,893	7.0%
Total operating expenses	5,280,877	11.2%	4,685,912	11.7%
Other income (expenses)
Interest income	66,149	0.1%	151,792	0.4%
Interest expense	(312,949)	(0.7)%	(248,127)	(0.6)%
Subsidy income	-	0.0%	4,302	0.0%
Other	(2,462)	(0.0)%	174,645	0.4%
Total other income (expenses)	(249,262)	(0.5)%	82,612	0.2%

Non-operating (income) expense	(27,391)	(0.1)%	98,120	0.2%

Income before income tax expense and noncontrolling	1,453,762	3.1%	663,533	1.7%
interest
Income tax expense	174,709	0.4%	161,221	0.4%
Net income	1,279,053	2.7%	502,312	1.3%
Net loss attributable to noncontrolling interest	18,235	0.0%	33,077	0.1%
Net income attributable to common stockholders	$1,297,288	2.7%	$535,389	1.3%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues by segment were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$36,674,258	$34,058,017
Corrugating medium paper	12,012,553	6,968,377
Elimination of inter-segment transactions	(1,414,111)	(1,097,336)
Revenues	$47,272,700	$39,929,058

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products increased by $2.6 million, or 7.7%, to $36.7 million for the three months ended September 30, 2014, from $34.1 million for the same period in 2013. The increase was mainly attributable to the increase of sales volume. Sales volume increased by 5.4 million square meters, or 6.3%, to 90.5 million square meters for the three months ended September 30, 2014, from 85.1 million square meters for the same period of 2013. The increased sales volume was mainly the result of the great efforts of our sales team. The average price per square meter was approximately $0.41 for the three months ended September 30, 2014, as compared to $0.40 for the same period of 2013.

For the three months ended September 30, 2014, color cartons accounted for 18.1% and flexo cartons accounted for 59.4% of our revenues, compared to 25.2% and 60.2%, respectively, for the same period of 2013. Average per square meter prices for our color cartons and flexo cartons for the three months ended September 30, 2014 were approximately $0.40 and $0.41, respectively, as compared to approximately $0.41 and $0.40, respectively, for the same period of 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 17.5 % and 15.4%, respectively, of our revenues for the three months ended September 30, 2014, compared to 22.5% and 24.6%, respectively, for the same period of 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $5.0 million, or 72.4%, to $12.0 million for the period ended September 30, 2014, from $7.0 million for the same period in 2013. The increase was mainly due to the increased sales volume as the corrugating medium paper segment officially went into production in June 2013. Sales volume of corrugating medium paper was approximately 33.7 thousand tons and the average price was approximately $356 per ton, as compared with 19.5 thousand tons and $358 per ton for the same period in 2013 respectively.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$28,926,574	$27,648,031
Corrugating medium paper	12,803,727	8,013,410
Elimination of inter-segment transactions	(1,414,111)	(1,097,336)
Revenues	$40,316,190	$34,564,105

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products increased by $1.3 million, or 4.6%, to $28.9 million for the three months ended September 30, 2014, from $27.6 million for the same period of 2013. The increase was mainly attributable to the increased sales volume. Average cost of goods sold per square meter for the three months ended September 30, 2014 was approximately $0.32, which was approximately same as for the same period of 2013. Management will keep monitoring for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $4.8 million, or 59.8%, to $12.8 million for the period ended September 30, 2014, from $8.0 million for the same period of 2013. Sales volume of corrugating medium paper was approximately 33.7 thousand tons and the average cost was approximately $380 per ton for the period ended September 30, 2014, as compared to 19.5 thousand tons and $412 respectively for the same period in 2013. The increase was mainly attributable to increased sales volume. The decreased average cost of corrugating medium paper was mainly due to the economies of scale achieved as the sales volume increased. We will keep streamlining the manufacture process and monitoring the cost control.

Gross profit. Our gross profit increased by $1.6 million, or 29.7%, to $7.0 million for the three months ended September 30, 2014, from $5.4 million for the same period of 2013. Gross profit from external customers by segment was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$7,747,685	$6,409,986
Corrugating medium paper	(791,175)	(1,045,033)
Gross profit	$6,956,510	$5,364,953

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products increased by $1.3 million, or 20.9%, to $7.7 million for the three months ended September 30, 2014, from $6.4 million for the same period of 2013. Gross profit of flexo cartons increased by $1.5 million, or 36.4%, to $5.7 million for the three months ended September 30, 2014, from $4.2 million for the same period of 2013. Gross profit of color cartons decreased by $0.2 million, or 9.5%, to $2.0 million for the three months ended September 30, 2014, from $2.2 million for the same period of 2013. The increase in our gross profit of paper cartons and other paper products was mainly due to increased revenues of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 21.1 % for the three months ended September 30, 2014, as compared to 18.8% for the same period of 2013.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $0.8 million for the three months ended September 30, 2014, compared with negative $1.0 million for the same period of 2013. The increase of the gross profit was mainly due to economical scale effect due to increased sales volume. We will keep streamlining the manufacture process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses increased by $0.1 million, or 4.0%, to $2.0 million for the three months ended September 30, 2014, from $1.9 million for the same period of 2013. Such increase was primarily attributable to the increased freight expenses. As a percentage of revenues, selling expenses for the three months ended September 30, 2014 decreased to 4.2%, from 4.8% for the same period of 2013.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.5 million, or 18.7%, to $3.3 million for the three months ended September 30, 2014, from $2.8 million for the same period of 2013. The increase resulted mainly from increased staff costs. As a percentage of revenues, general and administrative expenses for the three months ended September 30, 2014 was 7.0%, approximately the same as compared to the same period of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders increased by $0.8 million, or 142.3%, to $1.3 million for the three months ended September 30, 2014, from $0.5 million for the same period of 2013.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013 (unaudited)

The following table sets forth key components of our results of operations during the nine months ended September 30, 2014 and 2013, both in dollars and as a percentage of our revenues.

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$116,800,217	100.0%	$100,509,307	100.0%
Cost of goods sold	99,215,634	84.9%	85,028,553	84.6%
Gross profit	17,584,583	15.1%	15,480,754	15.4%
Operating expenses
Selling expenses	5,440,436	4.7%	4,130,936	4.1%
General and administrative expenses	9,316,087	8.0%	8,581,080	8.5%
Total operating expenses	14,756,523	12.6%	12,712,016	12.6%
Other income (expenses)
Interest income	607,591	0.5%	356,340	0.4%
Interest expense	(991,557)	(0.8)%	(562,348)	(0.6)%
Subsidy income	214,193	0.2%	327,876	0.3%
Other	(638,803)	(0.5)%	212,583	0.2%
Total other income (expenses)	(808,576)	(0.7)%	334,451	0.3%

Non-operating (income) expense	(88,437)	(0.1)%	294,925	0.3%

Income before income tax expense and noncontrolling interest	2,107,921	1.8%	2,808,264	2.8%
Income tax expense	354,512	0.3%	704,277	0.7%
Net income	1,753,409	1.5%	2,103,987	2.1%
Net loss attributable to noncontrolling interest	73,894	0.1%	61,855	0.1%
Net income attributable to common stockholders	$1,827,303	1.6%	$2,165,842	2.2%

Revenues. Revenues by segment were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$92,692,677	$93,975,576
Corrugating medium paper	32,093,978	7,631,067
Elimination of inter-segment transactions	(7,986,438)	(1,097,336)
Revenues	$116,800,217	$100,509,307

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $1.3 million, or 1.4%, to $92.7 million for the nine months ended September 30, 2014, from $94.0 million for the same period of 2013. The decrease was primarily attributable to the decrease in sales volume. Although sales volume increased in the third quarter of 2014, the increase was not enough to offset the decrease in the first half of 2014. Sales volume decreased by 1.5 million square meters, or 0.6%, to 235.8 million square meters for the nine months ended September 30, 2014, from 237.3 million square meters for the same period of 2013. The decreased sales volume was mainly due to the challenges resulting from the domestic and foreign economic environment. The average price per square meter was $0.39 for the nine months ended September 30, 2014, approximately the same as compared to the same period of 2013.

For the nine months ended September 30, 2014, color cartons accounted for 22.1% of our revenues and flexo cartons accounted for 57.3% of our revenues, compared to 27.1% and 66.4%, respectively, for the same period of 2013. Average per square meter prices for our color cartons and flexo cartons for the nine months ended September 30, 2014 were $0.40 and $0.39, respectively, approximately the same as compared to the same period of 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 19.8% and 18.1%, respectively, of our revenues for the nine months ended September 30, 2014, compared to 24.9% and 26.0%, respectively, of our revenues in the nine months ended September 30, 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $24.5 million, or 320.6%, to $32.1 million for the period ended September 30, 2014, from $7.6 million for the same period in 2013. The increase was mainly due to the increased sales volume as the corrugating medium paper segment officially went into production in June 2013. Sales volume of corrugating medium paper was approximately 89.3 thousand tons and the average price was approximately $359 per ton, as compared with 21.3 thousand tons and $358 for the same period in 2013 respectively.

Cost of goods sold. Cost of goods sold by segment was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$72,884,502	$76,721,082
Corrugating medium paper	34,317,570	9,404,807
Elimination of inter-segment transactions	(7,986,438)	(1,097,336)
Revenues	$99,215,634	$85,028,553

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $3.8 million, or 5.0%, to $72.9 million for the nine months ended September 30, 2014, from $76.7 million for the same period of 2013. Average cost of goods sold per square meter for the nine months ended September 30, 2014 was approximately $0.31, a decrease of approximately $0.01, as compared to approximately $0.32 for the same period of 2013. This decrease was primarily due to the decreased cost of raw materials. We will keep streamlining the manufacture process and monitoring the cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $24.9 million, or 264.9%, to $34.3 million for the period ended September 30, 2014, from $9.4 million for the same period of 2013. The increase was mainly due to the increased sales volume. Sales volume of corrugating medium paper increased was approximately 89.3 thousand tons and the average cost was approximately $384 per ton for the period ended September 30, 2014, as compared to 21.3 thousand tons and $441 respectively for the same period in 2013. The decreased average cost of corrugating medium paper was mainly due to the economies of scale achieved as sales volume increased.

Gross profit. Gross profit by segment was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

	Dollars	Dollars
Paper cartons and other paper products	$19,808,175	$17,254,494
Corrugating medium paper	(2,223,592)	(1,773,740)
Gross profit	$17,584,583	$15,480,754

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products increased by $2.5 million, or 14.8%, to $19.8 million for the nine months ended September 30, 2014, from $17.3 million for the same period of 2013. Gross profit from flexo cartons increased by $2.1 million, or 18.5%, to $13.9 million for the nine months ended September 30, 2014, from $11.8 million for the same period of 2013. Gross profit from color cartons increased by $0.4 million, or 6.9%, to $5.9 million for the nine months ended September 30, 2014, from $5.5 million for the same period of 2013. The increase in our gross profit of paper cartons and other paper products was mainly due to decreased cost of goods sold of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 21.4% for the nine months ended September 30, 2014, as compared to 18.4% for the same period of 2013.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $2.2 million for the nine months ended September 30, 2014, compared with negative $1.8 million for the same period of 2013. The decrease of gross profit of corrugating medium paper was because the increased cost of goods sold surpassed the increased revenues of corrugating medium paper as noted above. We will keep streamlining the manufacture process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses increased by $1.3 million, or 31.7%, to $5.4 million for the nine months ended September 30, 2014, from $4.1 million for the same period of 2013. Such increase resulted mainly from the operation of Shuangsheng since June 2013. As a percentage of revenues, selling expenses for the nine months ended September 30, 2014 increased to 4.7%, from 4.1% for the same period of 2013.

General and administrative expenses. Our general and administrative expenses increased by $0.7 million, or 8.6%, to $9.3 million for the nine months ended September 30, 2014, from $8.6 million for the same period of 2013. This was mainly attributable to the increase of staff costs. As a percentage of revenues, general and administrative expenses for the nine months ended September 30, 2014 decreased to 8.0%, as compared to 8.5% for the same period of 2013.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.4 million, or 15.6%, to $1.8 million for the nine months ended September 30, 2014, from $2.2 million for the same period of 2013.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of September 30, 2014, we had cash and cash equivalents of $12.6 million and restricted cash of $12.5 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$18,435,295	$(8,759,599)
Net cash used in investing activities	(8,395,438)	(3,625,505)
Net cash provided by (used in) financing activities	(3,921,070)	6,428,000
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(55,679)	221,914
Net increase (decrease) in cash and cash equivalents	6,063,108	(5,735,190)
Cash and cash equivalents at beginning of the period	6,569,495	11,903,937
Cash and cash equivalents at end of the period	$12,632,603	$6,168,747

Operating Activities

Net cash provided by operating activities was $18.4 million for the three months ended September 30, 2014, as compared to $8.8 million net cash used in operating activities for the same period of 2013. This was attributable to our net income of $1.8 million, adjusted by depreciation and amortization expenses of $5.8 million, a net increase in cash from accounts and notes payable of $8.1 million, and a net increase in cash from other working capital items of $2.7 million.

Investing Activities

Net cash used in investing activities was $8.4 million for the three months ended September 30, 2014, as compared to $3.6 million for the same period of 2013. The $8.4 million net cash used in investing activities during the nine months ended September 30, 2014 was attributable to the purchases of property, plant and equipment, and prepayment paid for construction of Shengda Concept.

Financing Activities

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2014, as compared to $6.4 million net cash provided by financing activities for the same period of 2014. During the nine months ended September 30, 2013, we received loan proceeds amounting to $17.2 million, repaid $21.2 million loans, and received restricted cash of $0.1 million which was for the loans as collateral.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2014. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not sold any equity securities during the third quarter of 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the third quarter of 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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