Form 10-K
period 2014-12-31
China Shengda Packaging Group Inc.
filed 2015-03-30
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

(86) 571-8283-8805
-------------------------------------------------------------------------------------------------------
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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
Yes  [  ]  No  [  ]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $17.86 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 38,790,811 shares of the registrant’s common stock outstanding as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA SHENGDA PACKAGING GROUP INC.

Annual Report on Form 10-K
Year Ended December 31, 2014

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “the Company,” “our company,” “we,” “us,” or “our,” are to the combined business of China Shengda Packaging Group Inc., a Nevada corporation, and its consolidated subsidiaries: Evercharm, Great Shengda, Shengda Color, Hangzhou Shengming, Suzhou AA, Shuangsheng, Shengda Concept, Shengda Zhongtian and Xiaosheng;
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
  “Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company;
  “Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company;
  “Shuangsheng” are to Jiangsu Shuangsheng Paper Technology Development Co., Ltd., a PRC company;
  “Shengda Concept” are to Jiangsu Great Shengda Concept Packaging Development Co., Ltd., a PRC company;
  “Shengda Zhongtian” are to Chengdu Shengda Zhongtian Packaging Co., Ltd., a PRC company;
  “Xiaosheng” are to Hangzhou Xiaoshan Xiaosheng Paper Co., Ltd., a PRC company;
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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume of paper cartons and corrugating medium paper in 2014 reached 304.9 million square meters and 117.7 thousand tons respectively, with an annual production capacity of 545 million square meters and 150 thousand tons in 2014.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our four manufacturing facilities in the provinces of Zhejiang and Jiangsu, we have established a sales network with customer service center that can service customers throughout the YRD, which accounted for the majority of our revenues. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

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

Our total revenues for the year ended December 31, 2014 were 152.6 $million, an increase of $18.4 million, or 13.7%, from $134.2 million for the year ended December 31, 2013. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2014 was $2.6 million, a decrease of $0.1 million, or 5.7%, from $2.7 million for the year ended December 31, 2013.

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

On September 22, 2011, we incorporated Shuangsheng in Jiangsu Province, PRC. On September 27, 2011, we received Shuangsheng’s business license from the local Administration of Industry and Commerce approving Shuangsheng to be engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology. Pursuant to the business license, Shuangsheng has registered capital of RMB 88 million (approximately $13.7 million) with actually invested capital of RMB 22 million (approximately $3.4 million). Shuangsheng officially went into production in June 2013. On April 18, 2014, Great Shengda increased its equity investment in Shuangsheng amounting to RMB112 million (approximately $18.12 million), On November 25, 2014, Great Shengda increased its equity investment in Shuangsheng amounting to RMB80 million (approximately $13.02 million). As a result, Shuangsheng has registered capital amounting to RMB280 million (approximately $45.58 million), with 99.06% held by Great Shengda and 0.94% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC and controlled by the same ultimate stockholders of the Company.

On June 16, 2014, Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC, with registered capital of RMB 30.18 million (approximately $4.88 million). Shengda Concept is engaged in manufacturing and sale of paper cartons and paperboard as well as research and development of paper packing technology.

On December 2, 2014, Great Shengda incorporated a joint venture in Chengdu, Sichuan Province, China with Chengdu Zhongtian Chengxin Packaging Co., Ltd., a Chinese company ("Chengdu Zhongtian"). On December 24 2014, the joint venture, Chengdu Shengda Zhongtian Packaging Co., Ltd. ("Shengda Zhongtian") received its business license from the local Administration of Industry and Commerce approving Shengda Zhongtian to be engaged in the business of manufacturing and sale of corrugated paper cardboards and cartons. Pursuant to Shengda Zhongtian's Articles of Incorporation, Shengda Zhongtian has registered capital of RMB 42,860,000 (approximately $6.89 million) (the "Registered Capital"). Great Shengda and Chengdu Zhongtian own 55% and 45% of the Registered Capital respectively.

On December 15, 2014, Shuangsheng submitted its Articles of Incorporation and applied business license to the local industrial and commercial bureau to form a wholly-owned company named Hangzhou Xiaoshan Xiaosheng Paper Co., Ltd. ("Xiaosheng") in Xiaoshan District, Hangzhou, Zhejiang Province, China for sale of paper products. Pursuant to Xiaosheng's Articles of Incorporation, Xiaosheng has registered capital of RMB 38 million (approximately $6.1 million). Xiaosheng received the business licenses on December 24, 2014.

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
and medicine
Single-layer paperboards comprising a single sheet of
corrugated paper sandwiched between two sheets of Kraft
paper.
	Double-layer paper cartons	Packaging for garments,
furniture, refrigerators and
Double-layer paperboards comprising two sheets of		air-conditioners
corrugated paper sandwiched between three sheets of Kraft
paper.
	Triple-layer paper cartons	Packaging for electrical
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

The following charts illustrate the sales revenue breakdown by our product and end market from external customers for 2014.

Revenue Breakdown by Our Product
Year Ended December 31, 2014

Revenue Breakdown by End Market
Year Ended December 31, 2014

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

The following table illustrates the maximum production capacity and the actual production volume for our production lines for the manufacture of corrugating medium paper, paperboards, flexo-printed paper cartons and color-printed cartons as of December 31, 2014 and 2013:

			Flexo-Printed	Color-Printed
	Corrugating	Paperboards	Paper Cartoons	Paper Cartoons
	Medium Paper	(million square	(million square	(million square
	(thousand tons)	meters)	meters)	meters)
As of December 31, 2014
Annual Production Capacity	150	545	363	182
Actual Production Volume	118	305	223	82
As of December 31, 2013
Annual Production Capacity	150	545	363	182
Actual Production Volume	57	301	214	87

Manufacturing Process for Corrugating Medium Paper

Our corrugating medium paper is manufactured by Shuangsheng in Jiangsu Province. As of December 31, 2014, Shuangsheng has an annual production capacity of 150 thousand tons. Shuangsheng operate 24 hours a day, generally 341 days a year, with 24 days of annual planned maintenance shutdown. The production process of corrugating medium paper is illustrated below:

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

Raw Materials and Suppliers

Raw Materials and Suppliers for Corrugating Medium Paper

The major raw materials used in the production of corrugating medium paper include recycled paperboards which is readily available from multiple domestic and foreign sources. During 2014, we purchased all of our recycled paperboards from domestic recycling stations and do not rely on any imported recycled paper.

Raw Materials for Paperboards

The key raw materials used in the manufacture of our paperboards are Kraft paper and corrugating medium paper. Raw materials are purchased only from pre-selected suppliers after evaluation by our purchasing, production and quality assurance departments based on stringent selection criteria such as pricing, the quality of raw materials and services, track record, financial condition and market reputation. Our major suppliers are all well-known PRC companies in the paper manufacturing industry with large capacities to satisfy our requirements. During 2014, Shuangsheng supplied approximately 25.8 thousand tons of corrugating medium paper internally.

Suppliers and Supplier Arrangements

Our major suppliers for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
Supplier	2014	2013
Zhejiang Jingxing Paper Group Papermaking Co., Ltd.	<5%	<5%
Wuxi Rongcheng Paper Co., Ltd.	<5%	<5%
Jiangsu Chang Feng Paper Factory	5.4%	10.2%
Jiangsu Lee & Man Paper Manufacturing Co., Ltd.	<5%	7.3%
Zhejiang Rongcheng Paper Co. Ltd.	7.7%	9.4%
Jian Group Co., Ltd.	5.2%	<5%
Anhui Shanying Paper Co., Ltd.	<5%	<5%
Jiaxing Dahua Paper Co., Ltd.	<5%	<5%

The typical term of a supply contract is less than six months. The purchase prices are generally negotiated every month or every two to three months. In some cases, the prices for raw materials per ton may be fixed in the contract. Our major suppliers generally allow us 60 to 120 days’ credit.

Our Customers

We have a diversified customer base in a broad range of end markets. In 2014, we had more than 900 customers. Our five largest customers are Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd, Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company, most of whom are Top 500 Chinese Enterprises. We strive to continually increase and diversify our customer base.

For the periods indicated, our major customers are as follows:

	Years Ended December 31,
Customer	2014	2013
Suzhou Samsung Electrical Co., Ltd.	5.3%	6.0%
Hangzhou Cigarette Company	<5%	5.0%
Nongfu Spring Co., Ltd.	5.5%	6.8%
Hangzhou Panasonic Home Electrical Appliance Co., Ltd.	<5%	7.8%
China Resources Snow Breweries Co., Ltd.	5.2%	5.5%

We generally provide customized products to our customers, so we negotiate individual contracts with our customers based on their particular requirements. We usually start with a base product price for the specific product category and quantity, then consider process requirements, technical difficulties, level of competition in the market and specific process required for the particular product to arrive at the final price for a product. We are responsible for delivery, and the transportation cost will be included in the price. We generally allow our customers 60 to 120 days’ credit. For 2014 and 2013, our accounts receivable turnover days were 99 days and 103 days, respectively.

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

Backlog

We do not believe backlog is material to our business as our backlog generally does not have a material impact on our revenues. Most customer orders are processed with a lead time of two weeks or less. Orders for existing customers are generally processed in one week and orders for new customer are generally processed within 15 days. Therefore, the amount of our backlog is generally very small. We generally enter into framework sales contracts with most major customers every year. Pursuant to these contracts, the customers contract us as a priority supplier when they place regular orders, and, in exchange, we provide priority fulfillment of their orders.

Sales and Marketing

Our sales and marketing department has 64 sales personnel and marketing executives as of December 31, 2014. Our sales and marketing department is responsible for setting sales and marketing strategies and promoting our products.

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

Customer Service

Our customer service department was comprised of 41 customer service personnel as of December 31, 2014. The customer service department provides pre-sales services such as sample designs; sales services such as production monitoring to ensure timely delivery of products; and after-sales customer service such as feedback and guidance on product usage. Our after-sales customer service is available to our customers 24 hours a day throughout the year.

Our customer service department oversees our customer service center in YRD area, where many Fortune 500 companies and Top 500 Chinese enterprises are located. These customer services centers have enabled us to provide timely service to our existing customers and have increased our presence and facilitated our sales and marketing activities in these regions.

Research and Development (R&D)

R&D is one of the key factors that has helped us to maintain our competitive strength and leading position in the industry. As of December 31, 2014, our R&D team consisted of 43 experienced professionals, many of whom are certified engineers. Our R&D team includes several key experts who have extensive knowledge about and experience in our industry. In addition to conducting our own research, our R&D department enters into collaborative agreements with reputable academic and research institutions, principally in the YRD, from time to time to carry out specific R&D projects. We have worked with Zhejiang University, China Packaging Federation and Zhejiang Province Paper Packaging Industry Technology Centre. Our current collaborative partners include Zhejiang Sci-Tech University and Zhejiang University of Technology and Science. Under such R&D collaborative partnerships, these institutions provide technical expertise to complement our existing R&D capabilities, while we provide the necessary funding for the R&D projects. We have ownership of the results of the research and the proprietary rights of the products and technology developed through these collaborative projects. We believe that we will continue to improve our research and development capabilities by leveraging our strong R&D platform and expertise of these institutions. With our in-house R&D capabilities and collaborative programs, we have developed 19 items of technical know-how, patents for all of which have been approved by the Intellectual Property Office of China.

We have expended more effort and resources on R&D activities in recent years. R&D costs amounted to $4,065,158 and $4,069,746 for the years ended December 31, 2014 and 2013, respectively. In order to maintain our competitiveness, we will continue to strengthen our R&D capabilities through staff training, equipment upgrade and collaborations with academic and research institutions. We will focus our efforts on the expansion of our product portfolio to meet the changing needs of our customers and the growing demand for packaging products. Moreover, we intend to develop technologies that would help us improve production efficiency and product quality, while lowering production costs. For example, our ongoing research and development projects include waterproof paper cartons with low-temperature endurance and high-strength corrugated paper agglutination technique.

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

Each of Great Shengda, Shengda Color, and Hangzhou Shengming holds a pollutant discharge permit issued by the local environmental protection bureau. Shuangsheng, Suzhou AA, Shengda Concept and Shengda Zhongtian are in the process of obtaining a pollutant discharge permit. The pollutants discharged by Great Shengda, Shengda Color, and Hangzhou Shengming and Suzhou AA include solid waste, such as used printing ink containers, paper scraps and garbage, waste water, which contain chemicals such as resin, waste print ink and isopropyl alcohol, and waste chemicals, including waste print ink, and the pollutants discharged by Shuangsheng include solid waste and waste water. Also, we produce noise during manufacturing. Some of the chemicals we use for printing may be classified as potential health hazards. However, our employees generally have minimal contact with these chemicals, and the chemicals are packaged in containers that we believe meet government safety standards and are dispensed directly from the containers in the printing process (much like the ink from ink-jet printing cartridges). Also, with respect to any noise pollution produced, we have made appropriate filings with the local bureaus of health. We believe our pollutant and waste discharge processes meet government standards.

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

Industrial Laws and Regulations

We are subject to governmental regulations related to paper printing and packaging industry. The Regulations on the Administration of Printing Industry requires us to obtain a printing license before production of paper cartons. Great Shengda and Hangzhou Shengming each possess a printing license for package decoration printing and Shengda Color has a printing license for package decoration printing and printing of other printed matters. The printing license held by Great Shengda, Shengda Color and Hangzhou Shengming are valid until December 31, 2017, each of which is renewable at expiration by application to the relevant authorities. The printing license of Suzhou AA was valid until March 1, 2014 and is in the process of renewing the license with local authorities as of the reporting date of this Form 10-K. Shengda Concept and Shengda Zhongtian are in the process of applying the printing licenses with local authorities as of the reporting date of this Form 10-K.

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

Circular 37

On July 4, 2014, SAFE issued the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and replaces the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75. Circular 37 regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 37, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of investing or obtaining financing, utilizing assets or interests legally held by such domestic residents. Circular 37 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments. Circular 37 further requires amendment to the registration in the event of any significant changes to the SPV. Failure to fulfill the required registration may result in being prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as then required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Circular 37 shall apply to any subsequent amendments made by our stockholders after the effective date of Circurlar 37. However, we cannot predict how Circular 37 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

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

Pursuant to the implementation rules of Circular 37, employee share ownership plans of SPVs and employee share option plans of SPVs must be filed with the SAFE while applying for the registration for the establishment of the SPVs. After employees exercise their options, they must apply for an amendment to the registration for the SPV with the SAFE.

On February 15, 2012, SAFE promulgated the Operating Procedures on Administration of Foreign Exchange for PRC Individuals’ Participation in Employee Share Ownership Plans and Employee Share Option Plans of Overseas Listed Companies, or the Share Option Rules. Under the Share Option Rules, PRC citizens who are granted incentive stock or stock options by an overseas-listed company according to its employee stock option or stock incentive plan are required to entrust their employers (including the overseas listed companies and the subsidiaries or branch offices of such offshore listed companies in China), or engage other qualified PRC agents, to register with SAFE and complete certain other procedures related to the stock option or stock incentive plan. Foreign exchange income from the sale of stock or dividends distributed by the overseas-listed company must be remitted into China. In addition, the overseas-listed company or its PRC subsidiary or any other qualified PRC agent is required to appoint an asset manager or administrator and a custodian bank, and open foreign currency accounts to handle transactions relating to the stock option or stock incentive plan. As of the date of this report, we have not granted any incentive stock or stock options to our PRC citizen employees, however, if we do so in the future, our PRC citizen employees who are granted restricted stock or stock options will be subject to these rules upon the listing and trading of our common stock.

Our Employees

As of December 31, 2014, we had a total of 1,789 full-time employees. The following table sets forth the number of employees by function:

Department	Number of Employees
Senior Management	14
Sales and Marketing	64
Development Strategies Department	32
Engineering Department	77
Quality Control	101
Human Resources & Administration	14
Accounting	28
Manufacturing Staff	1,459
TOTAL	1,789

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

Our business has grown and evolved rapidly since our establishment, as demonstrated by our growth in revenue from $79.1 million in 2007 to $152.6 million in 2014. Our net income attributable to our common stockholders has increased from approximately $7.9 million in 2007 to $9.6 million in 2011. However, our net income attributable to our common stockholders decreased to $5.6 million in 2012, $2.7 million in 2013 and $2.6 million in 2014. We may not be able to achieve growth in future periods. Therefore, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects in the future. Our ability to achieve satisfactory operating results at higher sales volumes is unproven. In addition, our rapid expansion could significantly strain our resources, management and operational infrastructure, which could impair our ability to meet increased demand for our products and hurt our business results. You should not rely on our past results or our historical rate of growth as an indication of our future performance.

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

Sales to our five major customers, Hangzhou Panasonic Home Electrical Appliance Co., Ltd., Suzhou Samsung Electrical Co., Ltd., Nongfu Spring Co., Ltd., China Resources Snow Breweries Co., Ltd., and Hangzhou Cigarette Company accounted in aggregate for approximately 23.2% of our revenue for 2014.

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

Great Shengda, Shengda Color and Hangzhou Shengming hold printing licenses for decorative printing on packages, valid until December 31, 2017. These printing licenses are renewable at the end of their terms by application to the relevant authorities. The printing license of Suzhou AA was valid until March 1, 2014, and is in the process of renewing the license with local authorities as of the reporting date of this Form 10-K. Each of Great Shengda, Shengda Color, and Hangzhou Shengming holds a pollutant discharge permit issued by the local environmental protection bureau. If our printing licenses are revoked or suspended or we are unable to renew a printing license for any reason, we cannot assure you that our business operations will not be stopped and, correspondingly, our financial performance would be adversely affected.

Shuangsheng, Suzhou AA, Shengda Concept, and Shengda Zhongtian are in the process of obtaining various approvals, permits and licenses, including, but not limited to, certain environmental approvals and a pollutant discharge permit. We cannot assure you that we will be successful and timely in obtaining such approvals, licenses and permits. Failure to do so may subject us to monetary fines or other penalties, including possible suspension of Shuangsheng, Suzhou AA, Shengda Concept, and Shengda Zhongtian’s operations.

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

We typically grant our customers credit periods ranging from 60 to 120 days. For 2014 and 2013, our accounts receivable turnover days were 99 days and 103 days, respectively. If any future event derails the economic growth in China or undermines the confidence in or puts further strains on the world financial system, we may have to extend longer credit periods or our customers may become less creditworthy, which may materially adversely affect our financial condition.

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

We use, handle, store and dispose of hazardous materials in our operations; therefore, we are required to maintain necessary filings with the local competent authority and we have made such filings with the local safety supervision authority as required by law. However, any future failure to maintain or update effective filings with the local safety supervision authority may subject us to monetary fines or suspension or revocation of licenses or permits. In addition, in operating our business we use and store certain materials that may be regarded as occupational hazards. Therefore, we are also required to maintain necessary filings with the local hygiene authority for use and storage of those occupational hazardous materials. We have made filings with the local hygiene authority for use of xylene in our production. However, any failure to maintain or update effective filings with the local hygiene authority may subject us to monetary fines or orders to cease operation at our manufacturing facilities.

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

A report of our management is included under Item 9A “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. Although our management believes that our internal control over financial reporting was effective as of December 31, 2014, we can provide no assurance that we will comply with all of the requirements imposed thereby and we will receive a positive attestation from our independent auditors in the future, when required. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

We lease most land and buildings from related parties and third parties. Our lessors are required to comply with various land- and property-related laws and regulations to enable them to lease their properties for industrial use. For example, properties used for productive entities and the underlying land should be approved for industrial use purposes by competent governmental authorities and should have appropriate building ownership certificates. In addition, before any properties located on land owned by collective organizations may be leased to third parties, lessors are required to obtain appropriate approvals from the competent governmental authorities. We lease a parcel of land of approximately 3,328 square meters from Heshang Town Xiangheqiao Village Economic Cooperative, but we were not provided with the land use right certificate in respect of the leased land or any other evidence issued by the proper and competent authority showing that Heshang Town Xiangheqiao Village Economic Cooperative has obtained appropriate approvals to lease the land use rights to us. This failure may subject the lessor or us to monetary fines or other penalties and may lead to the invalidation or termination of our lease by the competent governmental authorities, thereby adversely affecting our ability to operate our manufacturing business. While Heshang Town Xiangheqiao Village Economic Cooperative has agreed to indemnify us against any loss incurred by us related to the title or nature of the use of this land, we cannot assure you that we will be able to successfully enforce the indemnity of the lessor. As a result, we may suffer losses resulting from the lessor's failure to obtain the required approvals to the extent that we could not be fully indemnified by the lessor.

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

On July 4, 2014, SAFE issued the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or Circular 37. Circular 37 repeals and Circular 75. Circular 37 regulates the foreign exchange matters in relation to the use of a SPV by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. See Item 1 “Business—Regulation—Circular 37” for a detailed discussion of Circular 37 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as then required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. Circular 37 shall apply to any subsequent amendments made by our stockholders after the effective date of Circurlar 37.However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 37. Moreover, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Our common stock may be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of The NASDAQ Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price, satisfy standards relative to minimum stockholders' equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on The NASDAQ Capital Market, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from The NASDAQ Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

There is no private land ownership in China. Individuals and companies are permitted to acquire land use rights for specific purposes. We currently do not have any land use rights. We are currently in the process of acquiring land use rights from Shuangdeng Paper Industrial Company Limited for land of approximately 166,533 square meters in area located in Yancheng City, Jiangsu Province. The land use rights have a term of 50 years expiring in December 2058. The following is a summary of principle properties owned or leased by us.

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

As of December 31, 2014, our major equipment includes (i) one BHS2800 paperboard production line from BHS, a German manufacturer; (ii) one Taiwan made XieXu 2500 paperboard production line; (iii) one BHS2500 paperboard production line; (iv) two Taiwan made XieXu 1800 paperboard production line; (v) one 7-color pre-printing production line; (vi) one computer-to-plate (CTP) system; (vii) one corrugating medium paper production line. The BHS2800 paperboard production line is among the world's most advanced paperboard production equipment.

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

Market Information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “CPGI.” Our common stock was formerly quoted on the OTC Bulletin Board under the symbol “CPAK.” Prior to our underwritten public offering on December 10, 2010, there had never been an active public market for shares of our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as quoted on the NASDAQ Capital Market.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2014
1st Quarter	$1.47	$0.84
2nd Quarter	1.09	0.90
3rd Quarter	1.02	0.90
4th Quarter	1.14	0.73

Year Ended December 31, 2013
1st Quarter	$1.23	$1.02
2nd Quarter	1.65	1.04
3rd Quarter	1.30	0.96
4th Quarter	1.56	0.84

Approximate Number of Holders of Our Common Stock

As of March 29, 2015, there were approximately 29 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended December 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2014.

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

Overview

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceuticals, chemicals, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles, and other heavy-duty products. Our sales volume of paper cartons and corrugating medium paper in 2014 reached 304.9 million square meters and 117.7 thousand tons respectively, with an annual production capacity of 545 million square meters and 150 thousand tons in 2014.

Our production facilities are strategically located in the YRD, a manufacturing center in China, thus putting us in close proximity to a large number of paper carton customers. Due to the weight and bulk of paper products and the consequent high shipping costs, paper packaging companies are generally limited to servicing a geographic radius from their production site, usually between 300 and 500 kilometers, within which they can compete economically. The paper carton market, therefore, is highly influenced by regional supply and demand dynamics. Based from our seven manufacturing facilities in the provinces of Zhejiang and Jiangsu, we have established a sales network with customer service center that can service customers throughout the YRD, which accounted for the majority of our revenues. As the leading paper packaging manufacturer in the YRD, we are well positioned to capitalize on the fast-growing demand for paper cartons driven by the concentration and success of the manufacturing companies in the region.

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

Our total revenues for the year ended December 31, 2014 were $152.6 million, an increase of $18.4 million, or 13.7%, from $134.2 million for the year ended December 31, 2013. Our net income attributable to the Company’s common stockholders for the year ended December 31, 2014 was $2.6 million, a decrease of $0.1 million, or 5.7%, from $2.7 million for the year ended December 31, 2013.

Significant Events

On June 12, 2014, we received a letter from The Nasdaq Stock Market ("NASDAQ") notifying it of its failure to maintain a minimum closing bid price of $1.00 over the then preceding 30 consecutive trading days for its common stock as required by NASDAQ Listing Rule 5550(a)(1) (the "Bid Price Rule"). The letter stated that the Company had until December 9, 2014 to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days.

On December 10, 2014, NASDAQ notified the Company that while the Company had not regained compliance with the Bid Price Rule, it was eligible for an additional 180-day grace period, until June 8, 2015 (the “Expiration Date”), to regain compliance with the Bid Price Rule. NASDAQ’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the NASDAQ Capital Market, with the exception of the Bid Price Rule, and on the Company’s written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. NASDAQ also informed the Company that if the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the Expiration Date in order to timely regain compliance.

The letter also disclosed that in the event the Company does not regain compliance with the Bid Price Rule by the Expiration Date, NASDAQ will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal NASDAQ's determination to delist its common stock to a NASDAQ Hearings Panel. The Company will monitor the closing bid price of its common stock and will consider various possible options, and, if necessary, it intends to affect a reverse stock split, to regain compliance by the Expiration Date.

Executive Overview of Financial Results

Financial Performance Highlights

The following are some financial highlights for the year:

•	Revenues: Revenues increased by $18.4 million, or 13.7%, to $152.6 million for 2014 from $134.2 million for 2013.

•	Gross profit: Our gross profit increased by $2.4 million, or 12.4%, to $21.9 million for 2014 from $19.5 million for 2013. Gross profit as a percentage of revenues was 14.3% for 2014, as compared to 14.5% for 2013.

•	Net income applicable to common stockholders: Net income applicable to our common stockholders decreased by $0.1 million, or 5.7%, to $2.6 million for 2014 from $2.7 million for 2013.

•	Fully diluted net income per share: Fully diluted net income per share was $0.07 for 2014 approximately same for 2013.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•	Rising Consumer Purchasing Power and Growth of the Chinese Economy. Rising consumer purchasing power in China and growth of the Chinese economy in the last few years has translated into an increasing demand for, and sales of, consumer products, such as food products, household electrical appliances and furniture. We believe this increase in demand for consumer products has led, and will continue to lead, to increasing demand for paper packaging products. While the export sector may not achieve growth rates as strong as those experienced in the past decade, we believe consumer spending in China will help keep the Chinese economy buoyant in view of the Chinese government's stated goal of stimulating domestic consumer spending.

•	Ability to Maintain Margin. We have flexibility in pricing our products. We negotiate prices with over 900 customers for their orders based on order size and product requirements. We believe most of our customers are willing to pay us higher prices for our high quality products, timely delivery and strong production capacity that meets their requirements, which we expect will allow us to maintain high profit margins for our products. We also strive to diversify our products and have started to develop high gross margin products such as some color-printed cartons. The trends favoring high-quality and environmentally friendly packaging solutions, as discussed below, also should allow us to maintain our profit margins.

•	Fluctuation in Raw Material Costs. Historically, approximately 70% to 85% of our cost of goods sold has been comprised of raw materials, mainly raw paper and recycled paperboards. Thus our cost of goods sold is sensitive to the price of raw paper and recycled paperboards. We have experienced fluctuation in raw material costs in the last couple of years as a result of world economic conditions. We anticipate that raw paper prices will stabilize throughout 2015.

•

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

•

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

•

Expansion Plans. We intend to grow our business through further penetration of existing markets, entry into new markets and acquisition of complementary businesses or competitors. In June, 2013, Shuangsheng’s paper mill went into production. On June 16, 2014, Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC, engaging in manufacturing and sale of paper cartons and paperboard as well as research and development of paper packing technology. On December 2, 2014, Great Shengda incorporated a joint venture Shengda Zhongtian with Chengdu Zhongtian Chengxin Packaging Co., Ltd., a Chinese company, for manufacturing and sale of corrugated paper cardboards and cartons. Shengda Zhongtian is the first subsidiary outside our traditional marketing radius in the YRD. It is located in Chengdu, a major hub of southwest China with dense population and great demand for consumer products. On December 15, 2014, Shuangsheng incorporated Xiaosheng for sale of paper products. We expect to gain new customers in the surrounding markets.

Taxation

China Shengda Packaging Group Inc. is subject to United States tax at a tax rate of 34%. No provision for income tax in the United States has been made as China Shengda Packaging Group Inc. had no U.S. taxable income for 2014 and 2013, and accumulated earnings from its PRC subsidiaries will be permanently reinvested in the PRC.

Evercharm was incorporated in the BVI and under the current laws of the BVI, is not subject to income tax.

In October 2010, Great Shengda qualified as a National High-Tech Enterprise, a status recognized by China’s Ministry of Science and Technology, Ministry of Finance, and State Administration of Taxation. In December 2010, the status was approved by the local tax bureau. As a result, Great Shengda is entitled to a preferential tax rate of 15%, retroactively effective as of January 1, 2010. Such status is subject to review by government authorities every three years. In February 2014, Great Shengda passed the status review, thus Great Shengda is entitled to a preferential tax rate of 15% for another three years, retroactively effective as of January 1, 2013. We cannot assure that we will continue to have such status after 2015 or that the PRC government will continue the preferential tax treatment of designated high-tech enterprises.

Hangzhou Shengming, Shengda Color, Suzhou AA, Shuangsheng, Shengda Concept, Shengda Zhongtian and Xiaosheng are not entitled to any tax holidays or preferential tax treatment. Therefore, they are each subject to the uniform income tax rate of 25% for calendar years 2014 and 2013.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ stockholder has a tax treaty with China that provides for a different withholding arrangement.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2014 and 2013, both in dollars and as a percentage of our revenues.

	December 31, 2014		December 31, 2013
		%
		of		%
	Dollars	Revenues	Dollars	of Revenues
Revenues	$152,575,962	100.0%	$134,182,900	100.0%
Cost of goods sold	130,700,669	85.7%	114,729,483	85.5%
Gross profit	21,875,293	14.3%	19,453,417	14.5%
Operating expenses
Selling expenses	6,418,734	4.2%	5,774,715	4.3%
General and administrative expenses	12,287,026	8.1%	11,535,135	8.6%
Total operating expenses	18,705,760	12.3%	17,309,850	12.9%
Other income (expenses)
Interest income	689,176	0.5%	847,575	0.6%
Interest expense	(1,240,557)	(0.8)%	(835,975)	(0.6)%
Subsidy income	308,262	0.2%	813,213	0.6%
Other	(579,2940	(0.4)%	(211,121)	(0.2)%
Total other income (expenses)	(822,413)	(0.5)%	613,692	0.5%

Non-operating (income) expense	(190,619)	(0.1)%	202,529	0.2%

Income before income tax expense and noncontrolling interest	2,537,739	1.7%	2,554,730	1.9%
Income tax expense (benefit)	37,680	0.0%	(79,579)	(0.1)%
Net income	2,500,059	1.6%	2,634,309	2.0%
Net loss attributable to noncontrolling interest	86,546	0.1%	109,637	0.1%
Net income attributable to common stockholders	$2,586,605	1.7%	$2,743,946	2.0%

Revenues. We generate revenues from the sale of our paper cartons and other paper products. Revenues from external customers by segment were as follows:

	December 31, 2014	December 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$119,772,604	$119,449,834
Corrugating medium paper	42,139,734	18,502,587
Elimination of inter-segment transactions	(9,336,376)	(3,769,521)
Revenues	$152,575,962	$134,182,900

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products increased by $0.4 million, or 0.3%, to $119.8 million for the year ended December 31, 2014, from $119.4 million for the year ended December 31, 2013. The average price was approximately $0.39 per square meter in the year ended December 31, 2014, as compared to $0.40 in 2013. Sales volume increased by 3.7 million square meters, or 1.2%, to 304.9 million square meters for the year ended December 31, 2014, from 301.2 million square meters for 2013.

For the year ended December 31, 2014, color cartons accounted for 21.1% of our revenues and flexo cartons accounted for 57.4% of our revenues, compared to 26.3% and 62.7%, respectively, in the year ended December 31, 2013. Average per square meter prices for our color cartons and flexo cartons during the year ended December 31, 2014 were approximately $0.40 and $0.39, respectively, as compared to approximately $0.41 and $0.39, respectively, for the year ended December 31, 2013.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 20.3% and 17.2%, respectively, of our revenues for the year ended December 31, 2014, as compared to 23.6% and 24.3%, respectively, of our revenues for the year ended December 31, 2013.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $23.6 million, or 127.8%, to $42.1 million for the year ended December 31, 2014, from $18.5 million for the year ended December 31, 2013. The increase was mainly because Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of corrugating medium paper was approximately 117.7 thousand tons and the average price was approximately $358 per ton in the year ended December 31, 2014, as compared with 51.5 thousand tons and the average price was approximately $359 per ton for the year ended December 31, 2013.

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

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost for production-related workers, depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold from external customer by segment was as follows:

	December 31, 2014	December 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$95,319,601	$96,948,962
Corrugating medium paper	44,717,444	21,550,042
Elimination of inter-segment transactions	(9,336,376)	(3,769,521)
Cost of goods sold	$130,700,669	$114,729,483

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products decreased by $1.6 million, or 1.7%, to $95.3 million for the year ended December 31, 2014, from $96.9 million for the year ended December 31, 2013. Average cost of goods sold per square meter during the year ended December 31, 2014 was approximately $0.31, a decrease of approximately $0.01, as compared to approximately $0.32 for the year ended December 31, 2013. This decrease was primarily due to the decreased cost of raw materials. Management will keep monitoring raw material prices for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $23.1 million, or 107.5%, to $44.7 million for the year ended December 31, 2014, from $21.6 million for the year ended December 31, 2013. The increase was mainly because Shuangsheng’s paper mill officially went into production in June 2013. Sales volume of raw paper was approximately 117.7 thousand tons and the average cost was approximately $380 per ton in the year ended December 31, 2014, a decrease of approximately $39, as compared to approximately $419 per ton for the year ended December 31, 2013. The high average per ton cost in 2013 was mainly attributable to the high consumption of material and energy in the pilot phase of the paper mill production started in June 2013. Management will keep monitoring for cost control.

Gross profit. Gross profit from external customers by segment was as follows:

	December 31, 2014	December 31, 2013

	Dollars	Dollars
Paper cartons and other paper products	$24,453,003	$22,500,872
Corrugating medium paper	(2,577,710)	(3,047,455)
Gross profit	$21,875,293	$19,453,417

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products increased by $2.0 million, or 8.7%, to $24.5 million for the year ended December 31, 2014, from $22.5 million for the year ended December 31, 2013. Gross profit from flexo cartons increased by $2.3 million, or 14.8%, to $17.5 million for the year ended December 31, 2014, from $15.2 million for the year ended December 31, 2013. Gross profit from color cartons decreased by $0.3 million, or 4.1%, to $7.0 million for the year ended December 31, 2014, from $7.3 million in the year ended December 31, 2013. Gross profit as a percentage of revenues was 20.4% for the year ended December 31, 2014, as compared to 18.8% for the year ended December 31, 2013. The increase in our gross profit was mainly due to decreased cost of goods sold as noted above.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $2.6 million in the year ended December 31, 2014 as compared to negative $3.0 million in the year ended December 31, 2013. The high negative gross profit in 2013 was mainly attributable to the high consumption of material and energy in the pilot phase of the paper mill production started in June 2013. The increase of the gross profit was mainly due to economical scale effect along with increased sales volume. Management will keep streamlining the manufacture process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and advertising expenses. Our selling expenses increased by $0.6 million, or 11.2%, to $6.4 million for the year ended December 31, 2014, from $5.8 million for the year ended December 31, 2013. Such increase was primarily attributable to the increased freight expenses. As a percentage of revenues, selling expenses for the year ended December 31, 2014 was 4.2% compared with 4.3% for the year ended December 31, 2013.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.8 million, or 6.5%, to $12.3 million for the year ended December 31, 2014, from $11.5 million for the year ended December 31, 2013. This was mainly attributable to the increase in staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the year ended December 31, 2014 decreased to 8.1%, as compared to 8.6% for the year ended December 31, 2013.

Subsidy income. We received local government funds in support of our R&D activities and hi-tech development in the amounts of $0.3 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. Such subsidies are recognized as income in the period in which funds were received from the government.

Net income attributable to common stockholders. Our net income attributable to our common stockholders decreased by $0.1 million, or 5.7%, to $2.6 million for the year ended December 31, 2014, from $2.7 million for the year ended December 31, 2013, as a result of the cumulative effect of the above factors.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of December 31, 2014, we had cash and cash equivalents of $10.9 million and restricted cash of $13.8 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Years Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$23,961,930	$(7,987,904)
Net cash used in investing activities	(13,220,178)	(4,771,022)
Net cash provided by (used in) financing activities	(6,361,570)	7,126,357
Effect of exchange rate fluctuation on cash and cash equivalents	(40,130)	298,127
Net increase (decrease) in cash and cash equivalents	4,340,052	(5,334,442)
Cash and cash equivalents at beginning of the year	6,569,495	11,903,937
Cash and cash equivalents at end of the year	$10,909,547	$6,569,495

Operating Activities

Net cash provided by operating activities was $23.9 million for the year ended December 31, 2014, as compared to $8.0 million net cash used in operating activities for the year ended December 31, 2013. This was attributable to our net income of $2.5 million, adjusted by depreciation and amortization expenses of $7.6 million, and a net increase in cash from accounts and notes payable of 10.4 million, and a net increase in cash from other working capital items of $3.4 million.

Investing Activities

Net cash used in investing activities was $13.2 million for the year ended December 31, 2014, as compared to $4.8 million for the year ended December 31, 2013. The $13.2 million net cash used in investing activities during the year ended December 31, 2014 was attributable to the purchases of property, plant and equipment, primarily related to the capital expenditure of property, plant, and equipment of $6.7 million as well as plant construction of $6.8 million, which was mainly for Shengda Concept, and cash generated from the disposal of property, plant and equipment of 0.3 million.

Financing Activities

Net cash used in financing activities was $6.4 million for the year ended December 31, 2014, as compared to $7.1 million net cash provided by financing activities for the year ended December 31, 2013. During the year ended December 31, 2014, we received loan proceeds amounting to $17.2 million, repaid $23.7 million loans and received restricted cash of $0.1 million for the notes payable and loans as collateral.

As of December 31, 2014, we were party to a Loan Agreement, dated June 4, 2014, between Great Shengda, as borrower, and Paris Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $3.5 million. The agreement’s maturity date was June 3, 2015. The interest rate was London Interbank Offer Rates plus 2.7%, which will be re-priced on March 4, June 4, September 4 and December 4 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan. The agreement also contains covenants that restrict us from making dividend distributions if we are unable to pay principal and interest or if our after tax profit for a particular fiscal year (1) equals nil or less; or (2) is insufficient to offset deficits of prior years.

As of December 31, 2014, we were party to a Loan Agreement, dated February 27, 2014, between Great Shengda, as borrower, and Frankfurt Branch of Bank of China, pursuant to which the bank provided a loan in the principal amount of $4.5 million. The agreement’s maturity date is February 17, 2016. The interest rate is London Interbank Offer Rates (USD) plus 2.3%, which will be re-priced on February 27, May 27, August 27, and November 27 each year before the maturity date. The agreement contains restrictive covenants restricting us during the term of the loan from undertaking any disposal of assets in a manner that is detrimental to our ability to repay the loan.

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

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off for the years ended December 31, 2014 and 2013. Based on our collection experience, management does not believe that bad debt reserve is warranted at this time.

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

See Note 2(t) (recently issued accounting standards) to our consolidated financial statements included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this annual report.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation we determined that, as of December 31, 2014, our internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and position of each of our current directors and executive officers.

NAME	AGE	POSITION
Nengbin Fang	45	Chairman of the Board of Directors and President of Great Shengda
Daliang Teng	46	Chief Executive Officer
Ken He	35	Chief Financial Officer
Congyi Fang	37	Director and Vice President and General Manager of Marketing of Great Shengda
Zhen Yuan	42	Independent Director
Angel Yanki Wong	44	Independent Director
Yaoquan Zhang	69	Independent Director

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

Mr. Ken He. Mr. He became our Chief Financial Officer on August 19, 2011. Before joining us, Mr. He was an Investment Director of Wealthcharm Investments Limited, a private investment company, from September 2009. Prior to that, Mr. He spent five years at PricewaterhouseCoopers Australia and China. Having several years of experience in the accounting field, Mr. He is experienced and familiar with Chinese accounting standards, Hong Kong accounting standards, international accounting standards and U.S. GAAP, as well as the differences among them. Mr. He holds a Master’s degree in applied finance from Macquarie University. Mr. He is an U.S. Certified Public Accountant, and he also holds a Certified Public Accountant designation from the Chinese Institute of CPA, a Certified Public Accountant designation from the Hong Kong Institute of CPA, a Certified Practicing Accountant designation from the CPA Australia and a Chartered Financial Analyst designation from the CFA Institute.

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

Mr. Zhen Yuan. Mr. Yuan became our independent director on July 25, 2014. Mr. Yuan has extensive experience in securities, investment banking and mutual fund management. Since December 2012, Mr. Yuan has been the Vice General Manager of Investment Bank Department of Beijing Bank’s Shanghai Branch. Between March 2011 and December 2012, he was a standing director and the chief of Finance and Investment Department of Shanghai Industrial Corporative Association. From August 2009 to February 2011, Mr. Yuan was the Senior Vice President of Investment Banking Department of China Investment Securities. From September 2008 and July 2009, Mr. Yuan was the Executive Vice President of Investment Banking Department of Guodu Securities Investment Corp. From 2003 to January 2008, Mr. Yuan was the Senior Manager of Boshi Mutual Fund Management Company’s Shanghai office. Mr. Yuan also worked at Ruisui Finance Group and as project manager and senior project manager of Investment Banking Department of Haitong Securities Corp. Mr. Yuan holds a bachelor’s degree of economics from the Accounting Department of Shanghai University. Mr. Yuan possesses extensive knowledge and experience in securities and investment.

Ms. Angel Yanki Wong. Ms. Wong became our independent director on August 12, 2014. Ms. Wong has been the president and executive director of Advanced Capital Limited since January 2008, where she provides consultancy services for both listed companies and companies preparing for listing. Since March 2013, Ms Wong has been an independent non-executive director of Hengxing Gold Holding Company Limited which was listed on the Hong Kong Stock Exchange(Stock Code: 2303) at 29 May 2014. Form June 2011 to September 2014, Ms. Wong was an independent non-executive director of China Best Group Holding Limited, a company listed on the Hong Kong Stock Exchange (Stock Code: 0370) . Ms. Wong has been an independent non-executive director of China Best Group Holding Limited, a company listed on the Hong Kong Stock Exchange (Stock Code: 0370) since June 2011. From October 2011 to May 2013, Ms. Wong was an independent non-executive director of Oriental Unicorn Agricultural Group Limited, a company listed on the Growth Enterprise Market of the Hong Kong Stock Exchange (Stock Code: 8120). From August 2009 to January 2011, she was a non-executive director of Duty Free International Limited, a company listed on SESDAQ of the Singapore Exchange Limited (Stock Code: DutyFree), and she was the chairman of the board from February 2010 to January 2011. From April to November 2005, she was the Chief Financial Officer of Shengda (Group) Holdings Ltd., a company controlled by the founders of the Company and later dissolved in 2011. Ms. Wong also worked for Deloitte Touché Tohmatsu in Hong Kong office from September 1995 to November 1999.

Ms. Wong obtained a Bachelor of Arts in international accounting from Xiamen University in July 1994, a post-graduate certificate in professional accounting from the City University of Hong Kong in November 2000 and a master degree in business administration from Cheung Kong Graduate School of Business in China in October 2009. Ms. Wong also obtained a certificate in taxation and accounting from the China Business Center of The Hong Kong Polytechnic University in October 2002. Ms. Wong has been admitted as fellow member of the Institute of Financial Accountants in the United Kingdom since October 2003, full member of the Society of Registered Financial Planners in Hong Kong since November 2003 and full member of the Singapore Institute of Directors since October 2009. Ms. Wong was also the honorary secretary (from 2007 to 2008) and council member (from 2008 to 2009) of Institute of Financial Accountants in the United Kingdom, and a part-time professor at Xiamen University from April 2006 to June 2009.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a leading paper packaging company in China listed on the NASDAQ Capital Market. Therefore, the Board believes that a diversity of professional experiences in China’s paper packaging industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

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

Mr. Zhen Yuan. Mr. Yuan’s 18 years of experience in investment banking, securities and fund management brings important value to the Board and strengthens the Board’s collective qualifications, skills and experience.

Ms. Angel Yanki Wong. Ms. Wong’s 20 years of experience in auditing and accounting and her work experience with listing companies will help us comply with our financial reporting requirements and other compliance requirements. Ms. Wong possesses extensive knowledge of accounting and financial reporting procedures and she is qualified, as determined by the Board, as an audit committee financial expert as defined in Item 407 of Regulation S-K.

Mr. Yaoquan Zhang. Mr. Zhang’s more than 20 years of experience in the paper packaging industry will be invaluable to our Company in its business, operations and future plans for growth. His knowledge and experience will provide direction and advice that few others in the Chinese paper packaging industry could provide.

Family Relationships

Nengbin Fang is the brother of Congyi Fang. There are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Due to administrative oversight, the Form 3s of Mr. Yuan and Ms. Wong in connection with their election and appointment to the board of directors were not timely filed.

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

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of five members: Mr. Nengbin Fang, Ms. Congyi Fang, Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang. Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang are “independent” directors, within the meaning of the NASDAQ Marketplace Rules. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members: Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable regulation and the rules of the SEC for Audit Committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Ms. Wong serves as Chair of the Audit Committee.

The Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, oversees our financial reporting process on behalf of the Board of Directors. The Audit Committee’s responsibilities include the following functions:

•	approving and retaining the independent auditors to conduct the annual audit of our books and records;
•	reviewing the proposed scope and results of the audit;

•	reviewing and pre-approving the independent auditors’ audit and non-audited services rendered;
•	approving the audit fees to be paid;
•	reviewing accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
•	reviewing and approving transactions between us and our directors, officers and affiliates;
•	recognizing and preventing prohibited non-audit services; and
•	meeting separately and periodically with management and our internal auditor and independent auditors.

Our Board of Directors has determined that Ms. Wong is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members: Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Yuan serves as Chair of the Compensation Committee.

The Compensation Committee is responsible for making recommendations to the Board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. The Compensation Committee’s responsibilities include the following functions:

•

reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers;

•	evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations;
•	administering our benefit plans and the issuance of stock options and other awards under our stock plans;
•	reviewing and establishing appropriate insurance coverage for our directors and executive officers;
•

recommending the type and amount of compensation to be paid or awarded to members of our Board of Directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

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

The Compensation Committee may retain a compensation consultant from time to time to assist the Compensation Committee in researching and evaluating executive officer and director compensation and compensation programs. The Company did not engage any independent compensation consultants in 2014.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members: Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Yaoquan Zhang serves as Chair of the Governance and Nominating Committee.

The Governance and Nominating Committee is responsible for identifying potential candidates to serve on our Board of Directors and its committees. The Governance and Nominating Committee’s responsibilities include the following functions:

•	making recommendations to the Board regarding the size and composition of the Board;

•	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
•	establishing procedures for the nomination process;
•	advising the Board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adopted by the Board; and
•	establishing and administering a periodic assessment procedure relating to the performance of the Board as a whole and its individual members.

The Governance and Nominating Committee will also consider director nominees recommended by stockholders and will evaluate such director candidates in the same manner as it evaluates director candidates recommended by our directors, management or employees. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors during the fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. Except as noted below, no other executive officer received total annual salary and bonus compensation in excess of $100,000.

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Daliang Teng,	2014	100,000	-	-	100,000
Chief Executive Officer	2013	100,000	-	-	100,000

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2014.

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Zhihai Mao(1)	17,358	-	17,358
Michael Zhang(2)	11,667	-	11,667
Zhen Yuan	8,419	-	8,419
Angel Yanki Wong	10,945	-	10,945
Yaoquan Zhang	15,865	-	15,865

(1) Zhihai Mao did not receive a majority of votes cast from stockholders at the Company’s 2014 Annual Meeting of Stockholders. As part of the requirements of the Company’s bylaws, his term as a director expired on August 9, 2014.

(2) Michael Zhang did not stand for re-election as a director on the Company’s Board at the Company’s 2014 Annual Meeting of Stockholders and his term as a director expired at the Annual Meeting on July 25, 2014.

Our independent directors, Mr. Zhen Yuan, Ms. Angel Yanki Wong and Mr. Yaoquan Zhang, each entered into independent director agreements dated as of August 12, 2014. Pursuant to such agreements, Mr. Yuan, Ms. Wong and Mr. Zhang are entitled to $18,000, $23,400 and $16,150, respectively, as an annual director fee, which is payable quarterly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2015 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone, Hangzhou, Zhejiang Province, People’s Republic of China.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Nengbin Fang	Chairman of the Board	Common Stock	5,206,308	13.42%
Daliang Teng	Chief Executive Officer	Common Stock	150,000	*
Ken He	Chief Financial Officer	Common Stock	0	*
Congyi Fang	Director	Common Stock	4,200,000	10.83%
Zhihai Mao(3)	Director	Common Stock	0	*
Michael Zhang(4)	Director	Common Stock	0	*
Zhen Yuan	Director	Common Stock	0	*
Angel Yanki Wong	Director	Common Stock	0	*
Yaoquan Zhang	Director	Common Stock	0	*
All officers and directors as a group (7 persons)		Common Stock	9,556,308	24.64%
5% Security Holders
Wuxiao Fang(5)		Common Stock	11,550,000	29.78%

* Less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) A total of 38,790,811 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 29, 2015.

(3) Zhihai Mao did not receive a majority of votes cast from stockholders at the Company’s 2014 Annual Meeting of Stockholders. As part of the requirements of the Company’s bylaws, his term as a director expired on August 9, 2014.

(4) Michael Zhang did not stand for re-election as a director on the Company’s Board at the Company’s 2014 Annual Meeting of Stockholders and his term as a director expired at the Annual Meeting on July 25, 2014.

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

A number of transactions described below are between one or another of our subsidiaries and SD Group or its related parties. SD Group is owned 30.69% by Wuxiao Fang, our consultant, principal stockholder and the father of Nengbin Fang, our Chairman and our executive officer, 29.49% by Xinya Qu, the spouse of Wuxiao Fang, and 39.82% by Xin Shengda. Xin Shengda, in turn, is owned 55% by Xinya Qu, 25% by Nengbin Fang and 20% by Congyi Fang, one of our directors and our executive officer.

•	On January 1, 2014, Great Shengda entered into a land use right lease agreement under which it leased 110,894 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate was RMB 1.2 million (approximately $0.19 million).

•	On January 1, 2015, Great Shengda entered into a land use right lease agreement under which it leased 110,894 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2015 to December 31, 2015 and the annual rental rate was RMB 1.2 million (approximately $0.19 million).

•	On January 1, 2014, Great Shengda entered into a building and plant lease agreement under which it leased 63,536 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 2.4 million (approximately $0.39 million).

•	On January 1, 2015, Great Shengda entered into a building and plant lease agreement under which it leased 63,536 square meters from Xin Shengda at No. 2 Beitang Road, Xiaoshan Economic and Technological Development Zone. The lease term was from January 1, 2015 to December 31, 2015 and the annual rental rate is RMB 2.4 million (approximately $0.39 million).

•	On January 1, 2014, Shengda Color entered into a building and plant lease agreement under which it leased 30,661 square meters from Shuang Ke Da at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate is RMB 1.5 million (approximately $0.24 million).

•	On January 1, 2015, Shengda Color entered into a building and plant lease agreement under which it leased 30,661 square meters from Shuang Ke Da at Xiang He Qiao Village, Heshan Town, Xiaoshan District, Hangzhou, Zhejiang Province (“Xiang He Qiao Village”). The lease term was from January 1, 2015 to December 31, 2015 and the annual rental rate is RMB 1.5 million (approximately $0.24 million).

•	On January 1, 2014, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2014 to December 31, 2014. The annual rental rate was RMB 1 million (approximately $0.16 million).

•	On January 1, 2014, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2014 to December 31, 2014 and the annual rental rate was RMB 1.5 million (approximately $0.24 million).

•	On January 1, 2015, Hangzhou Shengming entered into a land use right lease agreement under which it leased 47,942 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2015 to December 31, 2015. The annual rental rate was RMB 1 million (approximately $0.16 million).

•	On January 1, 2015, Hangzhou Shengming entered into a building and plant lease agreement under which it leased 23,568 square meters from SD Group at Xiang He Qiao Village. The lease term was from January 1, 2015 to December 31, 2015 and the annual rental rate is RMB 1.5 million (approximately $0.24 million).

•	On December 1, 2014, Shengda Zhongtian entered into a building and plant lease agreement under which it leased 24,285 square meters from Chengdu Zhongtian Chengxin Packaging Co., Ltd at Chendu Wenjiang Economic and Technological Development Zone. The lease term was from January 1, 2015 to December 31, 2024 and the annual rental rate is RMB 3.79 million (approximately $0.62 million) at first two years and increase RMB 0.19 million on annual rental in each following years.

•	On October 8, 2014, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Bank of China. The maximum guaranteed amount is RMB 80.0 million (approximately $13.0 million) for any loans borrowed by Great Shengda from the bank from October 8, 2014 to September 21, 2015.

•	On December 17, 2014, SD Group entered into a maximum debt guarantee contract with Xiaoshan Branch Industrial and Commercial Bank of China, under which SD Group agreed to act as guarantor for loans borrowed by Great Shengda from Xiaoshan Branch Industrial and Commercial Bank of China. The maximum guaranteed amount is RMB 55.0 million (approximately $8.9 million) for any loans borrowed by Great Shengda from the bank from December 17, 2014 to December 14, 2016.

•	On June 4, 2014, Great Shengda entered into a loan agreement with Paris Branch Bank of China, pursuant to which provided a loan of $3.5 million in principal amount. According to Xiaoshan Branch Bank of China, SD Group guaranteed the loan.

•	As ending balance of December 31, 2014, Great Shengda entered into several commercial bill acceptance agreements with Xiaoshan Branch Bank of China. With total amount RMB 40.0 million (approximately $6.5 million), those agreements came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

•	As ending balance of December 31, 2014, Great Shengda entered into a commercial bill acceptance agreement with Xiaoshan Branch Agricultural Bank of China. With total amount RMB 58.0 million (approximately $9.4 million), this agreement came with 50% time deposits as mortgage. The notes payable were also 100% guaranteed by SD Group.

•	As ending balance of December 31, 2014, Great Shengda entered into several commercial bill acceptance agreements with Xiaoshan Branch Industrial and Commercial Bank of China. With total amount RMB 10.0 million (approximately $1.6 million), those agreements came with 50% time deposits as mortgage. The other 50% notes payable were guaranteed by SD Group.

•	During 2014, we purchased water, electricity and steam from Zhejiang Shuang Ke Da Weaving Co., Ltd. amounting $1.3 milliom and from Shuangdeng Paper Industrial Company Limited amounting $2.6 million

•	During 2014, we made sales to Shuangdeng Paper Industrial Company Limited amounting $0.3 million, and sales to Shengda Xiang Wei Chemical Company Limited amounting $0.1 million.

•	During 2014, Zhejiang Shuangsheng Logistic Company Limited provided transportation service to us amounting $0.6 million.

Other than as set forth above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Mr. Yuan, Ms. Wong and Mr. Zhang serves on our board as an “independent” director as defined by the applicable rules of the SEC and the NASDAQ Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$260,320	$282,625
Audit-Related Fees	-	-
Tax Fees	5,000	5,000
All Other Fees	-	-
TOTAL	$265,320	$287,625

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Marcum Bernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2014.

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

Date: March 30, 2015

CHINA SHENGDA PACKAGING GROUP INC.

By:	/s/ Daliang Teng
Daliang Teng
Chief Executive Officer

By:	/s/ Ken He
Ken He
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	March 30, 2015
Daliang Teng	(Principal Executive Officer)

/s/ Ken He	Chief Financial Officer	March 30, 2015
Ken He	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	March 30, 2015
Nengbin Fang

/s/ Congyi Fang	Director	March 30, 2015
Congyi Fang

/s/ Zhen Yuan	Director	March 30, 2015
Zhen Yuan

/s/ Angel Yanki Wong	Director	March 30, 2015
Angel Yanki Wong

/s/ Yaoquan Zhang	Director	March 30, 2015
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

December 31, 2014 and 2013

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$10,909,547	$6,569,495
Restricted cash	13,764,420	10,129,756
Accounts and notes receivable, net	40,385,615	42,710,653
Inventories	16,197,839	18,605,074
Prepayments and other receivables	1,714,052	1,583,203
Amount due from related parties	51,093	225,822
Deductable value added tax payable	867,869	3,056,867
Total current assets	83,890,435	82,880,870

Non-current assets
Property, plant and equipment, net	72,274,052	68,481,643
Land use right	11,650,850	11,988,879
Deferred tax assets	2,965,241	1,505,981
Goodwill	180,373	181,481
Total assets	$170,960,951	$165,038,854

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$41,954,268	$32,820,222
Amounts due to related parties	2,961,704	2,131,846
Accrued expenses and other payables	2,964,988	2,889,933
Taxes payable	1,826,922	1,215,127
Short-term loans	3,500,000	10,048,000
Current portion of long-term loans	-	4,500,000
Total current liabilities	53,207,882	53,605,128

Non-current liabilities
Long-term loans	4,500,000	-
Total liabilities	$57,707,882	$53,605,128

Commitment and contingencies
Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 shares issued and outstanding at December 31, 2014 and December 31, 2013)	38,791	38,791
Additional paid-in capital	43,036,464	43,036,464
Appropriated retained earnings	8,293,281	7,240,218
Unappropriated retained earnings	49,894,124	48,360,582
Accumulated other comprehensive income	11,778,550	12,459,426
Total equity for stockholders of China Shengda Packaging	113,041,210	111,135,481
Noncontrolling interest	211,859	298,245
Total equity	113,253,069	111,433,726
Total liabilities and equity	$170,960,951	$165,038,854

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Amounts in US$)

	Years ended December 31,
	2014	2013

Revenues	$152,575,962	$134,182,900
Cost of goods sold	130,700,669	114,729,483
Gross profit	21,875,293	19,453,417
Operating expenses
Selling expenses	6,418,734	5,774,715
General and administrative expenses	12,287,026	11,535,135
	18,705,760	17,309,850
Other income (expenses)
Interest income	689,176	847,575
Interest expense	(1,240,557)	(835,975)
Subsidy income	308,262	813,213
Other expense	(579,294)	(211,121)
	(822,413)	613,692

Non operating expenses (income)	(190,619)	202,529

Income before income tax expense and noncontrolling interest	2,537,739	2,554,730

Income tax expense (benefit)	37,680	(79,579)
Net income	2,500,059	2,634,309
Net loss attributable to noncontrolling interest	86,546	109,637
Net income attributable to Company’s common stockholders	$2,586,605	$2,743,946

Basic and diluted earnings per share	$0.07	$0.07
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811

Comprehensive income:
Net income	$2,500,059	$2,634,309
Foreign currency translation adjustment	(680,716)	3,356,293
Comprehensive income	1,819,343	5,990,602
Comprehensive loss attributable to noncontrolling interest	86,386	111,131
Net comprehensive income attributable to the Company’s common stockholders	$1,905,729	$6,101,733

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in US$, except shares)

			Common		Additional	Appropriated	Unappropriated	Accumulated other
			stock	Treasury	paid-in	retained	retained	comprehensive	Noncontrolling
	Total equity	Shares	Amount	stock	capital	earnings	earnings	income	interest
Balance as of January 1, 2013	$105,443,124	39,456,311	$39,456	$(729,444)	$43,765,243	$6,997,530	$45,859,324	$9,101,639	$409,376
Net income	2,634,309	–	–	–	–	–	2,743,946	–	(109,637)
Other comprehensive income	3,356,293	–	–	–	–	–	–	3,357,787	(1,494)
Transfer to statutory reserves	–	–	–	–	–	242,688	(242,688)	–	–
Treasury stock retirement	–	(665,500)	(665)	729,444	(728,779)	–	–	–	–
Balance as of December 31, 2013	$111,433,726	38,790,811	$38,791	–	$43,036,464	$7,240,218	$48,360,582	$12,459,426	$298,245
Net income	2,500,059	–	–	–	–	–	2,586,605	–	(86,546)
Other comprehensive income	(680,716)	–	–	–	–	–	–	(680,876)	160
Transfer to statutory reserves	–	–	–	–	–	1,053,063	(1,053,063)	–	–
Balance as of December 31, 2014	$113,253,069	$38,790,811	$38,791	-	$43,036,464	$8,293,281	$49,894,124	$11,778,550	$211,859

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Years ended December 31,
	2014	2013

Cash flows from operating activities
Net income	$2,500,059	$2,634,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	7,644,922	6,024,574
Deferred tax	(1,468,460)	(1,094,535)
Loss from disposal of property, plant and equipment	579,294	211,121
Change in operating assets and liabilities:
Restricted cash	(3,842,974)	7,932,880
Accounts and notes receivable	2,059,672	(8,325,237)
Inventories	2,293,582	(2,537,833)
Prepayments and other receivables	(136,062)	(611,783)
Accounts and notes payable	10,384,545	(13,660,440)
Amount due from(to) related party	1,016,230	1,816,916
Accrued expenses and other payables	141,580	93,132
Tax payables	2,789,542	(471,008)
Net cash provided by (used in) operating activities	23,961,930	(7,987,904)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,678,773)	(4,877,444)
Prepayment paid for construction in progress	(6,827,523)	-
Proceeds from disposal of property, plant and equipment	286,118	106,422
Net cash used in investing activities	(13,220,178)	(4,771,022)

Cash flows from financing activities
Proceeds from short-term loans	12,666,190	6,460,000
Proceeds from long-term loans	4,500,000	-
Repayment of short-term loans	(19,160,318)	(4,420,893)
Repayment of long-term loans	(4,513,872)	-
Restricted cash	146,430	5,087,250
Net cash flows provided by(used in) financing activities	(6,361,570)	7,126,357

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	(40,130)	298,127
Net changes in cash and cash equivalents	4,340,052	(5,334,442)
Cash and cash equivalents, beginning of year	6,569,495	11,903,937
Cash and cash equivalents, end of year	$10,909,547	$6,569,495

Cash paid during the year for:
Interest paid	$1,058,950	$826,842
Income taxes paid	$1,641,923	$1,248,707

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

The consolidated financial statements include the financial statements of China Shengda Packaging Group Inc. (the “Company” or “China Shengda Packaging”) and its subsidiaries, Evercharm Holdings Limited (“Evercharm”), Zhejiang Great Shengda Packaging Co., Ltd (“Great Shengda”), Zhejiang Shengda Color Pre- printing Co. Ltd (“Shengda Color”), Hangzhou Shengming Paper Co., Ltd (“Hangzhou Shengming”), Suzhou Asian and American Paper Products Co., Ltd (“Suzhou AA”), Jiangsu Shuangsheng Paper Technology Development CO., Ltd. (“Shuangsheng”), Jiangsu Great Shengda Concept Packaging Development Co., Ltd. (“Shengda Concept”), Chendu Shengda Zhongtian Packaging Co., Ltd (“Shengda Zhongtian”) and Hangzhou Xiaoshan Xiaosheng Paper Co., Ltd (“Xiaosheng”). The Company and its subsidiaries are collectively referred to as the “Group”.

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

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China(“PRC”) on November 22, 2004. Its registered capital was US$39 million as of December 31, 2014. Great Shengda is engaged in manufacturing and processing corrugated paper cartons and paperboard and package decoration printing and selling.

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

Shuangsheng was incorporated in Yancheng city, Jiangsu province, PRC on September 22, 2011. Shuangsheng has registered capital amounting to RMB280 million, 99.06% held by Great Shengda and 0.94% held by Shuangdeng Paper Industrial Company Limited (“Shuangdeng Paper”), a company incorporated in PRC, and is controlled by the same ultimate stockholders of the Company. Shuangsheng is engaged in the business of new paper making technology, related research and the development, application, transfer and consultation of such relevant technology.

Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC on June 16, 2014, with registered capital of RMB30.18 million with actually invested capital of RMB29.45 million. Shengda Concept is engaged in the manufacturing and sale of paper cartons and paperboard as well as the research development of paper packing technology. It was at the development stage as of December 31, 2014.

Shengda Zhongtian, a joint venture 55% held by Great Shengda and 45% held by Chengdu Zhongtian Chengxin Packaging Co., Ltd, was incorporated in Chengdu city, Sichuan province, PRC on December 2, 2014, with registered capital of RMB42.86 million with actually invested capital of nil. Zhongtian is engaged in the manufacturing and sale of paper cartons and paper boxes. It was at the development stage as of December 31, 2014.

Xiaosheng, Shuangsheng’s 100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on December 15, 2014, with registered capital of RMB38 million with actually invested capital of nil. Xiaosheng is engaged in the sale of raw paper. It was at the development stage as of December 31, 2014.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$13,764,420 and US$10,129,756 as of December 31, 2014 and December 31, 2013, respectively.

(e)	Accounts and notes receivable

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off as of December 31, 2014 and December 31, 2013.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There were no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of December 31, 2014 and December 31, 2013.

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

No value was written down for the inventories as of December 31, 2014 and December 31, 2013.

(g)	Property, plant and equipment and construction in process

Other than those acquired in a business combination, property, plant and equipment is stated at historical cost less accumulated depreciation and amortization. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows:

	Years	Residual value
Buildings and improvements	5-20	5% - 10%
Machinery	10	5% - 10%
Office equipment	3 - 5	5% - 10%
Motor vehicles	5	5% - 10%

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

As of December 31, 2014 and December 31, 2013, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$8,293,281 and US$7,240,218, respectively.

As of December 31, 2014, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately 15.5%, 15.0%, 50.0%, 33.2% and nil of their registered capital. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$4,065,158 and US$4,069,746 were recorded in general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

(o)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$1,563,668 and US$1,324,246 for the years ended December 31, 2014 and 2013, respectively.

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of December 31, 2014 and December 31, 2013.

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

The amendments are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted for public entities. The amendments in this ASU should be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented or (2) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASU above, in the period from January 1, 2014 to March 31, 2015, the FASB has issued ASU No. 2014-01 through ASU 2015-02, which are not expected to have a material impact on the consolidated financial statements upon adoption.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

(u)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of December 31, 2014 and December 31, 2013, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during the years ended December 31, 2014 and 2013.

Concentration of Suppliers

There are no purchases from suppliers that individually represent greater than 10% of the total purchases during the year ended December 31, 2014. The Company purchased its products from one major supplier during the year ended December 31, 2013, accounting for 10% of the total purchases.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	December 31,
	2014	2013

Accounts receivable	$32,401,827	$36,902,846
Notes receivable	7,983,788	5,807,807
	$40,385,615	$42,710,653

No allowance for doubtful amounts was provided as of December 31, 2014 and December 31, 2013.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013

Raw materials	$12,321,396	$14,529,545
Finished goods	3,862,363	4,054,453
Work in process	14,080	21,076
	$16,197,839	$18,605,074

No value was written down for inventories as of December 31, 2014 and December 31, 2013.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	December 31,
	2014	2013

Prepayments	$1,530,041	$1,323,926
Other receivables	184,011	259,277
	$1,714,052	$1,583,203

The prepayments were mainly paid to their suppliers in advance for raw materials purchased.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2014	2013

Buildings and improvements	$27,890,275	$27,685,361
Machinery	62,781,607	59,891,529
Office equipment and furnishing	968,721	864,976
Motor vehicles	1,470,979	1,586,513
Construction in progress	7,212,504	153,647
	100,324,086	90,182,026
Less: accumulated depreciation	(28,050,034)	(21,700,383)
	$72,274,052	$68,481,643

The Group recorded depreciation expenses of US$7,177,582 and US$5,475,956 for the years ended December 31, 2014 and 2013, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The property, plant and equipment with net book value amounting to US$8,404,050 and US$9,010,726 were pledged as collateral for bank loans as of December 31, 2014 and December 31, 2013, respectively.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,180,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. As of December 31, 2014, the Group recorded amortization expense of US$264,792 and US$262,839 for the years ended December 31, 2014 and 2013, respectively. However, the certificate of land use right is still awaiting the local government’s authorization.

	December 31,
	2014	2013

Land use right	$12,202,500	$12,277,500
Less: accumulated depreciation	(551,650)	(288,621)
	$11,650,850	$11,988,879

The future amortization is as follows:

Year	Amount
2015	$264,792
2016	264,792
2017	264,792
2018	264,792
2019	264,792
2020 and thereafter	10,326,890
Total	$11,650,850

8.	LOANS

Short-term loans

Short-term loans consist of the following:

	31-Dec-14			31-Dec-13
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.7%[1]	Jun. 3, 2015	$3,500,000	Libor+1.5%*	Apr.22, 2014	$3,500,000
Industrial and Commercial Bank of China			-	6.16%	Mar.13, 2014	3,274,000
Jiangsu Sheyang Rural Commercial Bank			-	7.80%	Sep.2, 2014	3,274,000
Total			$3,500,000			$10,048,000

Note 1 the effective interest rate was 2.93% and 2.3% as of December 31, 2014 and December 31, 2013, respectively.

All of short-term loans were denominated in RMB or USD for working capital purpose, with weighted average balances of US$8,821,926 and US$6,933,534; with weighted average interest rates of 5.55% and 5.33% for the years ended December 31, 2014 and 2013, respectively.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Bank of China loans amounting to US$3,500,000 was guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11), as of December 31, 2014.

Current portion of long-term loans

Current portion of long-term loans consist of the following:

	December 31,2014			December 31,2013
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China			$-	Libor+2.5%[1]	Feb.28,2014	$4,500,000

Note 1 the effective interest rate was 3.7% as of December 31, 2013.

The current portion of long-term loans was denominated in USD for working capital purpose, with weighted average balances of US$727,397 and US$8,975,342, with weighted average interest rates of 4.05% and 4.05% for the years ended December 31, 2014 and 2013, respectively.

Long-term loans

Long-term loans consist of the following:

	December 31,2014			December 31,2013
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.3%[1]	Feb.17, 2016	$4,500,000			$-

Note 1 the effective interest rate was 3.27% as of December 31, 2014.

The long term loans were denominated in USD for working capital purpose, with weighted average balances of US$3,797,260 and nil, with weighted average interest rates of 3.27% and nil for the years ended December 31, 2014 and 2013, respectively.

The loan was pledged with restricted cash amounting to US$4,978,620 as of December 31, 2014. The following table summarizes the unused lines of credit:

	December 31, 2014				December 31, 2013
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China			$-	$-	Mar.19, 2013	Mar.18, 2014	$13,096,000	$8,450,100
Bank of China			-	-	Mar.19, 2013	Mar.18, 2014	8,185,000	8,185,000
Bank of China	Oct.8, 2014	Sep.21, 2015	13,016,000	6,262,000	Sep.5, 2013	Sep.4, 2014	13,096,000	11,459,000
Industrial and Commercial Bank of China	Dec.17, 2014	Dec.14, 2016	8,948,500	8,135,000	Nov.15, 2012	Nov.15,2014	11,459,000	8,185,000
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24, 2016	3,254,000	3,254,000	Mar.25, 2013	Mar.24, 2016	3,274,000	3,274,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30, 2013	Dec.20, 2016	3,254,000	3,254,000	Dec.30, 2013	Dec.20, 2016	3,274,000	-
Total			$28,472,500	$20,905,000			$52,384,000	$39,553,100

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

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	December 31,
	2014	2013

Notes payable	$17,571,600	$9,658,300
Accounts payable	24,382,668	23,161,922
	$41,954,268	$32,820,222

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months. They are pledged with restricted cash amounting to US$8,785,800 and US$4,829,150 as of December 31, 2014 and December 31, 2013, respectively. The notes payable from Agriculture Bank of China was guaranteed by SD Group (Note 11).

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the year presented consist of the following:

	December 31,
	2014	2013

Advance from customers	$875,352	$725,563
Payroll and welfare payable	1,083,186	726,550
Other payables	597,884	1,054,544
Accrued expenses	408,566	383,276
	$2,964,988	$2,889,933

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		December 31,
Related parties	Relationship	2014	2013
Amounts due from related parties
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	$-	$97,887
Shuangdeng Paper	Controlled by the same ultimate stockholders	46,825	127,935
Shengda Xiang Wei Chemical Co., Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	4,268	-
		$51,093	$225,822

Amounts due to related parties
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	$442,285	$216,992
Shuangdeng Paper	Controlled by the same ultimate stockholders	2,040,435	1,361,307
Shuangsheng Logistic	Controlled by the same ultimate stockholders	2,420	2,435
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	466,395	551,112
Yancheng Zhaosheng Shiye Co., Ltd (“Yancheng Zhaosheng”)		10,169	-
		$2,961,704	$2,131,846

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The amount due from Shuangsheng Logistics represents the prepayment for transportation fee. The amount due from Shuangdeng Paper represents the receivable for selling the paper cartons. The amount due from Shengda Xiang Wei represents the receivable for selling the paper cartons. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to ShuangKeDa represents the payable for land lease and purchase of electricity and water from ShuangKeDa by the Group. The amount due to Shuangsheng Logistic represents the payable for transportation fee. The amount due to New Shengda represents the payable for land lease from New Shengda by the Group. The amount due to Shuangdeng Paper represents the payable for purchase of water, electricity and steam. The amount due to Yancheng Zhaosheng represents the payable for land lease from Yancheng Zhaosheng. They were recorded as “amount due to related parties” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions as follows:

		Years ended December 31,
Related parties	Relationship	2014	2013

Lease from related parties
New Shengda Investment	Controlled by the same ultimate stockholders	$585,720	$271,853
Shuang Ke Da	Controlled by the same ultimate stockholders	273,336	274,550
SD Group	Controlled by the same ultimate stockholders	406,750	290,700
Yancheng Zhaosheng	Controlled by the same ultimate stockholders	10,169	-
		$1,275,975	$837,103

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$579,745	$576,886

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$268,916	$210,947
Shengda Xiang Wei	Controlled by the same ultimate stockholders	98,804	224,653
		$367,720	$435,600

Purchase of water, electricity, and steam from related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$1,279,705	$1,086,128
Shuangdeng Paper	Controlled by the same ultimate stockholders	2,617,556	2,347,137
		$3,897,261	$3,433,265

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

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$9,436,600 borrowed by Great Shengda (Note 9).

12.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in Note 2(l), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$51,368,536 and US$50,315,473 as of December 31, 2014 and December 31, 2013, respectively.

13.	TAXATION

Taxes payable are composed of the following:

	December 31,
	2014	2013

VAT payable	$1,227,056	$617,708
Income tax payable	400,163	512,552
Other taxes payable	199,703	84,867
	$1,826,922	$1,215,127

The Company and its consolidated entities each file tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$867,869 and US$3,056,867 as of December 31, 2014 and December 31, 2013, respectively. The deductible VAT will be used to offset future VAT required to pay.

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In the year ended December 31, 2014 and 2013, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2013 and 2014. Shengda Concept, Shengda Zhongtian and Xiaosheng is subject to income tax at a rate of 25% for calendar year 2014.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Years ended December 31,
	2014	2013

Expected enterprise income tax at statutory tax rate	$634,435	$640,238
Effect of tax holiday	(505,328)	(776,551)
Others	(91,427)	56,734
Effective enterprise income tax	$37,680	$(79,579)

The significant components of income tax expense are as follows:

	Years ended December 31,
	2014	2013

Current tax expenses	$1,506,140	$1,014,956
Deferred tax benefits	(1,468,460)	(1,094,535)
Income tax expenses	$37,680	$(79,579)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	December 31,
	2014	2013

Net operating loss carried forward	$2,744,172	$1,215,612
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	221,069	290,369
Total Deferred tax assets	$2,965,241	$1,505,981

Shuangsheng, one of the Group's subsidiaries, incurred a pretax loss of approximately US$10.9 million since its paper mill officially went into production in June 2013, which resulted in the increase of net operating loss carried forward. The net operating loss carry forwards will expire if unused in the years ending December 31, 2018 through 2019.

14.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2015	$2,324,566
2016	657,045
2017	677,694
2018	678,007
2019 and thereafter	4,715,229
Total	$9,052,541

As of December 31, 2014, material capital commitment under non-cancellable equipment construction and factory construction contracts is US$1,551,688.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of December 31, 2014 and December 31, 2013.

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

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

	Paper cartons and other paper products		Corrugating medium paper		Elimination of inter-segment		Total
	For the years ended December 31		For the years ended December 31		For the years ended December 31		For the years ended December 31
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$119,772,604	$119,449,834	$42,139,734	$18,502,587	$(9,336,376)	$(3,769,521)	$152,575,962	$134,182,900
Depreciation & amortization	4,222,370	4,212,351	3,422,552	1,812,223	-	-	7,644,922	6,024,574
Interest revenue	687,748	838,469	1,428	9,106	-	-	689,176	847,575
Interest expense	447,881	552,053	792,676	283,922	-	-	1,240,557	835,975
Income tax expense (benefit)	1,573,666	1,062,963	(1,535,986)	(1,142,542)	-	-	37,680	(79,579)
Profit (loss)	7,108,017	6,551,708	(4,607,958)	(3,917,399)	-	-	2,500,059	2,634,309
Capital expenditure	8,948,816	1,038,379	4,557,480	450,808	-	-	13,506,296	1,489,187
Total assets	127,233,589	146,814,887	65,927,824	54,818,477	(22,200,462)	(36,594,510)	170,960,951	165,038,854

16.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potential dilutive instruments. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013

Net income attributable to China Shengda Packaging’ common stockholders	$2,586,605	$2,743,946
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811
Earnings per share – basic and diluted	$0.07	$0.07

17.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and identified the following subsequent event:

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in US$)

The Group subsequently enters into several purchase agreements for property, plant and equipment for the new subsidiary, Shengda Zhongtian. Therefore, there will be material capital commitment under non-cancellable equipment construction and factory construction contracts amounting to $1,044,225.

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

10.22

Building Lease Agreement, dated as of January 1, 2015, between Great Shengda and Xin Shengda (a form of the lease agreement incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10- K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.23

Land Lease Agreement, dated as of January 1, 2015, between Great Shengda and Xin Shengda (a form of the lease agreement incorporated herein by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.24

Building Lease Agreement, dated as of January 1, 2015, between Hangzhou Shengming and SD Group (a form of the lease agreement incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.25

Land Lease Agreement, dated as of January 1, 2015, between Hangzhou Shengming and SD Group (a form of the lease agreement incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10- K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.26

Building Lease Agreement, dated January 1, 2015, between Shengda Color and Shuang Ke Da (a form of the lease agreement incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

10.27

Land Lease Agreement, dated January 1, 2015, between Shengda Color and Shuang Ke Da (a form of the lease agreement incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company on March 29, 2013)

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