Form 10-K/A
period 2014-12-31
China Shengda Packaging Group Inc.
filed 2015-04-02
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

China Shengda Packaging Group Inc. (the “Company”) hereby amend its Annual Report on Form 10-K for the year ended December 31, 2014 to include the audit report dated as of March 30, 2015, the date the original Annual Report on Form 10-K was filed. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original Annual Report on Form 10-K.

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

Date: April 02, 2015

CHINA SHENGDA PACKAGING GROUP INC.

By:	/s/ Daliang Teng
Daliang Teng
Chief Executive Officer

By:	/s/ Ken He
Ken He
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daliang Teng	Chief Executive Officer	April 02, 2015
Daliang Teng	(Principal Executive Officer)

/s/ Ken He	Chief Financial Officer	April 02, 2015
Ken He	(Principal Financial and Accounting Officer)

/s/ Nengbin Fang	Chairman	April 02, 2015
Nengbin Fang

/s/ Congyi Fang	Director	April 02, 2015
Congyi Fang

/s/ Zhen Yuan	Director	April 02, 2015
Zhen Yuan

/s/ Angel Yanki Wong	Director	April 02, 2015
Angel Yanki Wong

/s/ Yaoquan Zhang	Director	April 02, 2015
Yaoquan Zhang

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

December 31, 2014 and 2013

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the
Board of Directors and Shareholders
of China Shengda Packaging Group Inc.

We have audited the accompanying consolidated balance sheets of China Shengda Packaging Group Inc. and Subsidiaries (the “Group”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Shengda Packaging Group Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum Bernstein & Pinchuk LLP
New York, New York
March 30, 2015

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