Form 10-Q
period 2015-03-31
China Shengda Packaging Group Inc.
filed 2015-05-15
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [ x ]

The number of shares outstanding of each of the issuer’s classes of common stock as of May [*], 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended March 31, 2015

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements	F-6~F-22

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

March 31, 2015
(Unaudited)

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	March 31,	December 31,
ASSETS	2015	2014
Current assets	(Unaudited)
Cash and cash equivalents	$8,028,542	$10,909,547
Restricted cash	12,884,090	13,764,420
Accounts and notes receivable, net	42,635,137	40,385,615
Inventories	17,588,023	16,197,839
Prepayments and other receivables	3,238,871	1,714,052
Amount due from related parties	123,253	51,093
Deductable value added tax payable	1,025,382	867,869
Total current assets	85,523,298	83,890,435

Non-current assets
Property, plant and equipment, net	76,273,465	72,274,052
Land use right	11,634,494	11,650,850
Deferred tax assets	3,424,414	2,965,241
Goodwill	181,149	180,373
Total assets	$177,036,820	$170,960,951

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$45,478,884	$41,954,268
Amounts due to related parties	1,325,858	2,961,704
Accrued expenses and other payables	4,047,345	2,964,988
Taxes payable	1,422,169	1,826,922
Short-term loans	3,500,000	3,500,000
Current portion of long-term loans	4,500,000	-
Total current liabilities	60,274,256	53,207,882

Non-current liabilities
Long-term loans	-	4,500,000
Total liabilities	$60,274,256	$57,707,882

Commitment and contingencies Equity
Stockholders’ equity
Common stock (US$0.001 par value, 190,000,000 shares authorized, 38,790,811 shares issued and outstanding at March 31, 2015 and December 31, 2014)	38,791	38,791
Additional paid-in capital	43,036,464	43,036,464
Appropriated retained earnings	8,467,835	8,293,281
Unappropriated retained earnings	49,655,975	49,894,124
Accumulated other comprehensive income	12,250,015	11,778,550
Total equity for stockholders of China Shengda Packaging	113,449,080	113,041,210
Noncontrolling interest	3,313,484	211,859
Total equity	116,762,564	113,253,069
Total liabilities and equity	$177,036,820	$170,960,951

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in US$)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues	$37,927,419	$32,289,979
Cost of goods sold	32,920,876	28,156,680
Gross profit	5,006,543	4,133,299
Operating expenses
Selling expenses	1,865,438	1,849,929
General and administrative expenses	3,217,461	2,843,048
	5,082,899	4,692,977
Other income/(expenses)
Interest income	123,162	497,819
Interest expense	(191,789)	(323,685)
Subsidy income	13,016	-
Other expense	-	(641,445)
	(55,611)	(467,311)

Non-operating income/(expenses)	(121,891)	116,086

Loss before income tax expense and noncontrolling interest	(253,858)	(910,903)

Income tax benefit	154,049	327,083
Net loss	(99,809)	(583,820)
Net loss attributable to noncontrolling interest	(36,214)	(46,128)
Net loss attributable to Company’s common stockholders	$(63,595)	$(537,692)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted-average number of shares outstanding - basic and diluted	38,790,811	38,790,811

Comprehensive income/(loss):
Net loss	$(99,809)	$(583,820)
Foreign currency translation adjustment	471,309	(1,016,788)
Comprehensive income/(loss)	371,500	(1,600,608)
Comprehensive income/(loss) attributable to noncontrolling interest	(36,370)	(45,789)
Net comprehensive income/(loss) attributable to the Company’s common stockholders	$407,870	$(1,554,819)

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(99,809)	$(583,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	1,830,116	2,098,987
Deferred tax	(444,502)	(495,581)
Loss from disposal of property, plant and equipment	-	641,445
Change in operating assets and liabilities:
Restricted cash	935,525	571,900
Accounts and notes receivable	(2,063,749)	6,458,591
Inventories	(535,992)	(3,042,023)
Prepayments and other receivables	(1,470,454)	(2,635,072)
Accounts and notes payable	2,255,240	590,571
Amount due from(to) related party	(1,713,158)	(301,589)
Accrued expenses and other payables	1,030,747	(106,182)
Tax payables	(563,965)	537,051
Net cash (used in)provided by operating activities	(840,001)	3,734,278

Cash flows from investing activities
Purchase of property, plant and equipment	(2,002,882)	(2,026,524)
Prepayment paid for construction in progress	(72,515)	-
Proceeds from disposal of property, plant and equipment	-	177,023
Net cash used in investing activities	(2,075,397)	(1,849,501)

Cash flows from financing activities
Proceeds from short-term loans	-	4,043,582
Proceeds from long-term loans	-	4,533,292
Repayment of short-term loans	-	(3,226,582)
Repayment of long-term loans	-	(4,533,292)
Restricted cash	-	147,060
Net cash flows provided by financing activities	-	964,060

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	34,393	(81,117)
Net changes in cash and cash equivalents	(2,881,005)	2,767,720
Cash and cash equivalents, beginning of year	10,909,547	6,569,495
Cash and cash equivalents, end of year	$8,028,542	$9,337,215

Cash paid during the year for:
Interest paid	$181,636	$171,875
Income taxes paid	$164,143	$273,681

Non-cash financing transactions:
Property, plant and equipment and inventory injected by NCI	$3,137,995	$-

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

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

Shengda Zhongtian, a joint venture 55% held by Great Shengda and 45% held by Chengdu Zhongtian Chengxin Packaging Co., Ltd (“Chengxin Packaging”), was incorporated in Chengdu city, Sichuan province, PRC on December 2, 2014, with registered capital of RMB42.86 million with actually invested capital of RMB39.88 million. Zhongtian is engaged in the manufacturing and sale of paper cartons and paper boxes.

Xiaosheng, Shuangsheng’s 100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on December 15, 2014, with registered capital of RMB38 million with actually invested capital of nil. Xiaosheng is engaged in the sale of corrugating medium paper. It was at the development stage as of March 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and notes disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed, amounting to US$12,884,090 and US$13,764,420 as of March 31, 2015 and December 31, 2014, respectively.

(e)	Accounts and notes receivable, net

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off as of March 31, 2015 and December 31, 2014.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There were no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of March 31, 2015 and December 31, 2014.

(f)	Inventories

Inventories are stated at lower of cost or market. Cost is determined using the weighted average method. Inventory includes raw materials, work in process and finished goods. The variable production overhead is allocated to each unit of production on the basis of the actual use of the production facilities. The allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the production facilities.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to their fair value for the difference with charges to cost of sales.

No value was written down for the inventories as of March 31, 2015 and December 31, 2014.

(g)	Property, plant and equipment and construction in process

Other than those acquired in a business combination, property, plant and equipment is stated at historical cost less accumulated depreciation and amortization. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment is constructed or developed over a period of time before it is in a condition to be placed in service, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

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

Land use right represents the cost paid to the PRC government authorities for the right to use land over a specified period. Land use right is amortized on a straight line basis over its estimated useful life, which is the periods over which the asset is expected to contribute directly or indirectly to the future cash flows of the Group. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058, the estimated useful life is as follows:

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

As of March 31, 2015 and December 31, 2014, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$8,467,835 and US$8,293,281, respectively.

As of March 31, 2015 and December 31, 2014, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA and Shuangsheng accounted for approximately 15.8%, 15.3%, 50.0%, 33.9% and nil of their registered capital. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$964,203 and US$911,458 were recorded in general and administrative expenses for three months ended March 31, 2015 and 2014, respectively.

(o)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$391,434 and US$348,255 for three months ended March 31, 2015 and 2014, respectively.

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2015 and December 31, 2014.

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

In the period from January 1, 2015 to May 15, 2015, the FASB has issued ASU No. 2015-01 through ASU 2015-07, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(u)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of March 31, 2015 and December 31, 2014 substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during three-month period ended March 31, 2015 and 2014.

Concentration of Suppliers

The Company purchased its products from three major suppliers during the period ended March 31, 2015, accounting for 18% , 17%and 10% of the total purchases, respectively. The Company purchased its products from two major suppliers during the period ended March 31, 2014, accounting for 17% and 16% of the total purchases, respectively.

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

Accordingly, the Group categorizes its business into two operating segments, namely (i)Paper cartons and other paper products; (ii)Corrugating medium paper.

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Accounts receivable	$34,922,738	$32,401,827
Notes receivable	7,712,399	7,983,788
	$42,635,137	$40,385,615

No allowance for doubtful amounts was provided as of March 31, 2015 and December 31, 2014.

4.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Raw materials	$14,739,900	$12,321,396
Finished goods	2,821,200	3,862,363
Work in process	26,923	14,080
	$17,588,023	$16,197,839

No value was written down for inventories as of March 31, 2015 and December 31, 2014.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Prepayments	$2,081,559	$1,530,041
Other receivables	668,186	184,011
Prepaid expenses	489,126	-
	$3,238,871	$1,714,052

The prepayments were mainly paid to their suppliers in advance for raw materials purchased and for machinery purchased for new subsidiaries Shengda Concept and Shengda Zhongtian.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Buildings and improvements	$32,903,589	$27,890,275
Machinery	68,574,984	62,781,607
Office equipment and furnishing	1,028,142	968,721
Motor vehicles	1,813,233	1,470,979
Construction in progress	1,842,811	7,212,504
	106,162,759	100,324,086
Less: accumulated depreciation	(29,889,294)	(28,050,034)
	$76,273,465	$72,274,052

The Group recorded depreciation expenses of US$1,711,215 and US$1,979,344 for three months ended March 31, 2015 and 2014, respectively.

The property, plant and equipment with net book value amounting to US$8,207,491 and US$8,404,050 were pledged as collateral for bank loans as of March 31, 2015 and December 31, 2014, respectively.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,255,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. As of March 31, 2015, the Group recorded amortization expense of US$66,198 and US$66,483 for three months ended March 31, 2015 and 2014, respectively. However, the certificate of land use right is still awaiting the local government’s authorization.

	March 31,	December 31,
	2015	2014
	(Unaudited)
Land use right	$12,255,000	$12,202,500
Less: accumulated amortization	(620,506)	(551,650)
	$11,634,494	$11,650,850

The future amortization is as follows:

Year	Amount
2015	$199,448
2016	265,931
2017	265,931
2018	265,931
2019	265,931
2020 and thereafter	10,371,322
Total	$11,634,494

8.	LOANS

Short-term loans

Short-term loans consist of the following:

	March 31, 2015 (Unaudited)			December 31, 2014
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.7%[1]	Jun. 3, 2015	$3,500,000	Libor+2.7%[1]	Jun. 3, 2015	$3,500,000

Note 1 the effective interest rate was 2.93% and 2.93% as of March 31, 2015 and December 31, 2014, respectively.

The short-term loan was denominated in USD for working capital purposes, with weighted average balances of US$3,500,000 and US$10,480,111; with weighted average interest rates of 2.93% and 5.690% for three months ended March 31, 2015 and 2014, respectively.

The Bank of China loans amounting to US$3,500,000 were guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11), as of March 31, 2015.

Current portion of long-term loans
The current portion of long-term loans consist of the following:

	March 31, 2015 (Unaudited)			December 31,2014
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+2.3%[1]	Feb.17, 2016	$4,500,000			$-

Note 1 the effective interest rate was 3.27% as of March 31, 2015.

The current portion of long-term loans was denominated in USD for working capital purposes, with weighted average balances of US$4,500,000 and US$2,950,000, with weighted average interest rates of 3.27% and 4.05% for three months ended March 31, 2015 and 2014, respectively.

The loan was pledged with restricted cash amounting to US$5,000,040 as of March 31, 2015.

Long-term loans
Long-term loans consist of the following:

	March 31, 2015 (Unaudited)			December 31,2014
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China			$-	Libor+2.3%[1]	Feb.17, 2016	$4,500,000

Note 1 the effective interest rate was 3.27% as of December 31, 2014.

The long term loan was denominated in USD for working capital purpose, with weighted average balances of nil and US$1,650,000, with weighted average interest rates of nil and 3.85% for three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the unused lines of credit:

	March 31, 2015 (Unaudited)				December 31, 2014
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	Oct.8, 2014	Sep.21, 2015	$13,072,000	$6,304,000	Oct.8, 2014	Sep.21, 2015	$13,016,000	$6,262,000
Industrial and Commercial Bank of China	Dec.17, 2014	Dec.14, 2016	8,987,000	6,536,000	Dec.17, 2014	Dec.14, 2016	8,948,500	8,135,000
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24, 2016	3,268,000	3,268,000	Mar.25, 2013	Mar.24, 2016	3,254,000	3,254,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30, 2013	Dec.20, 2016	3,268,000	3,268,000	Dec.30, 2013	Dec.20, 2016	3,254,000	3,254,000
Total			$28,595,000	$19,376,000			$28,472,500	$20,905,000

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 11).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Notes payable	$15,359,600	$17,571,600
Accounts payable	30,119,284	24,382,668
	$45,478,884	$41,954,268

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months. They are pledged with restricted cash amounting to US$7,679,800 and US$8,785,800 as of March 31, 2015 and December 31, 2014, respectively. The notes payable from Bank of China, Industrial and Commercial Bank of China and Agriculture Bank of China were guaranteed by SD Group (Note 11).

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Advance from customers	$1,136,428	$875,352
Payroll and welfare payable	1,349,303	1,083,186
Other payables	953,280	597,884
Accrued expenses	608,334	408,566
	$4,047,345	$2,964,988

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		March 31,	December 31,
Related parties	Relationship	2015	2014
Amounts due from related parties		(Unaudited)
Shuangdeng Paper	Controlled by the same ultimate stockholders	$73,248	$46,825
Shengda Xiang Wei Chemical Co., Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	204	4,268
Zhejiang Shuang Ke Da Weaving Co., Ltd (“Shuang Ke Da”)	Controlled by the same ultimate stockholders	49,801	-
		$123,253	$51,093
Amounts due to related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$60,478	$442,285
Shuangdeng Paper	Controlled by the same ultimate stockholders	707,165	2,040,435
Zhejiang Shuangsheng Logistic Company Limited (“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	-	2,420
SD Group	Controlled by the same ultimate stockholders	102,125	-

Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	426,230	466,395
Yancheng Zhaosheng Shiye Co., Ltd (“Yancheng Zhaosheng”)	Controlled by the same ultimate stockholders	20,426	10,169
Chengxin Packaging	Noncontrolling interest	9,434	-
		$1,325,858	$2,961,704

The amount due from Shuangdeng Paper represents the receivable for selling the paper cartons. The amount due from Shengda Xiang Wei represents the receivable for selling the paper cartons. The amount due from Shuang Ke Da represents the advance for purchase of electricity and water by the Group. They were recorded as “amount due from related parties” in the consolidated balance sheets, non-interest bearing and receivable within one year.

The amount due to ShuangKeDa represents the payable for land lease and purchase of fixed assets by the Group. The amount due to Shuangdeng Paper represents the payable for purchase of steam. The amount due to Shuangsheng Logistic represents the payable for transportation fee. The amount due to SD Group represents the payable for land lease. The amount due to New Shengda represents the payable for land lease by the Group. The amount due to Yancheng Zhaosheng represents the payable for land lease. The amount due to Chengxin Packaging represents the payable for purchase of raw material and electricity. They were recorded as “amount due to related parties” in the consolidated balance sheets, non-interest bearing and repayable within one year.

Significant related party transactions are as follows:

		Three Months Ended

Related parties	Relationship	2015	2014

		(Unaudited)	(Unaudited)
Lease from related parties
New Shengda Investment	Controlled by the same ultimate stockholders	$146,430	$147,060
Shuang Ke Da	Controlled by the same ultimate stockholders	82,977	68,628
SD Group	Controlled by the same ultimate stockholders	101,688	102,125
Yancheng Zhaosheng	Controlled by the same ultimate stockholders	10,169	-
Chengxin Packaging	Noncontrolling interest	154,092	-

		$495,356	$317,813

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$196,176	$75,511

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$26,946	$86,889

Shengda Xiang Wei	Controlled by the same ultimate stockholders	21,685	48,703

		$48,631	$135,592

Purchase of water, electricity, and steam from related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$328,557	$261,350
Shuangdeng Paper	Controlled by the same ultimate stockholders	864,227	320,047
Chengxin Packaging	Noncontrolling interest	40,598	-

		$1,233,382	$581,397

Purchase of fixed assets from related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$34,391	$-

Purchase of raw material from related parties
Chengxin Packaging	Noncontrolling interest	$457,527	$-

Guarantee by SD Group

SD Group entered into maximum debt guarantee contracts with Bank of China Xiaoshan Branch and Industrial and Commercial Bank of China Xiaoshan Branch, under which SD Group agreed to act as guarantor for loans borrowed and bank accepted notes payable issued by Great Shengda from Bank of China Xiaoshan Branch and Industrial and Commercial Bank of China Xiaoshan Branch (Note 8 and 9).

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$3,921,600 borrowed by Great Shengda (Note 9).

12.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in Note 2(l), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$51,543,090 and US$51,368,536 as of March 31, 2015 and December 31, 2014, respectively.

13.	NONCONTROLLING INTEREST

The movement of noncontrolling interest is as follows:

Beginning balance as of December 31, 2014	$211,859
noncontrolling interest contribution	3,137,995
Net loss attributable to noncontrolling interest	(36,214)
OCI attributable to noncontrolling interest	(156)
Ending balance as of March 31, 2015 (Unaudited)	$3,313,484

The noncontrolling interest contribution of $3,137,995 represented the estimated fair value of property, plant and equipment and inventory injected by Chengxin Packaging, a third party, which takes up 45% of Shengda Zhongtian, a joint venture with registered capital of RMB42.86 million.

14.	TAXATION

Taxes payable are composed of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)
VAT payable	$675,532	$1,227,056
Income tax payable	529,445	400,163
Other taxes payable	217,192	199,703
	$1,422,169	$1,826,922

The Company and its consolidated entities each file tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$1,025,382 and US$867,869 as of March 31, 2015 and December 31, 2014, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In three months ended March 31, 2015 and the year ended December 31, 2014, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

BVI

Incorporated in BVI, Evercharm is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Evercharm is 0%.

PRC

Great Shengda has obtained the approval and is qualified as New and High-Tech Enterprise (“NHTE”) by relevant government authorities in February 2014. According to the PRC Enterprise Income Tax Law, Great Shengda is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2014 and 2015.

Shengda Color, Hangzhou Shengming, Suzhou AA and Shuangsheng are manufacturing domestic enterprises and are not entitled to any tax holiday. They were subject to income tax at a rate of 25% for calendar years 2014 and 2015. Shengda Concept, Shengda Zhongtian and Xiaosheng are subject to income tax at a rate of 25% for calendar year 2015.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$(72,033)	$(261,304)
Effect of tax holiday	(82,016)	(65,779)
Effective enterprise income tax	$(154,049)	$(327,083)

The significant components of income tax expense are as follows:

	Three Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Current tax expenses	$290,454	$168,498
Deferred tax benefits	(444,503)	(495,581)
Income tax expenses	$(154,049)	$(327,083)

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	March 31,	December 31,
	2015	2014
	(Unaudited)
Net operating loss carried forward	$3,219,348	$2,744,172
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	205,066	221,069
Total Deferred tax assets	$3,424,414	$2,965,241

Shuangsheng, one of the Group's subsidiaries, incurred a pretax loss of approximately US$12.7 million since its paper mill officially went into production in June 2013. The net operating loss carry forwards will expire if unused in the years ending December 31, 2018 through 2020.

Shengda Concept and Shengda Zhongtian, which officially went into production in first quarter of 2015, incurred a pretax loss of approximately US$1.0 and US$0.7 million, respectively. The net operating loss carry forwards will expire if unused in the year ending December 31, 2020.

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2015	$1,750,926
2016	659,872
2017	680,610
2018	680,924
2019 and thereafter	4,735,515
Total	$8,507,847

As of March 31, 2015, material capital commitment under non-cancellable equipment construction and factory construction contracts is US$1,103,814.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of March 31, 2015 and December 31, 2014.

16.	SEGMENT REPORTING

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

	Paper cartons and other paper		Corrugating medium paper		Elimination of inter-segment		Total
	products

	Three Months ended March 31		Three Months ended March 31		Three Months ended March 31		Three Months ended March 31
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$30,964,314	$26,117,558	$8,487,324	$9,341,891	$(1,524,219)	$(3,169,470)	$37,927,419	$32,289,979

Depreciation & amortization	991,807	1,060,188	838,309	1,038,799	-	-	1,830,116	2,098,987
Interest revenue	123,007	497,819	155	-	-	-	123,162	497,819

Interest expense	65,184	153,633	126,605	170,052	-	-	191,789	323,685

Income tax expense (benefit)	264,761	185,452	(418,810)	(512,535)	-	-	(154,049)	(327,083)
Profit (loss)	1,156,621	1,020,268	(1,256,430)	(1,604,088)	-	-	(99,809)	(583,820)

Capital expenditure	1,660,120	352,784	415,277	1,673,740	-	-	2,075,397	2,026,524
Total assets	136,149,105	146,769,540	64,734,095	53,161,395	(23,846,380)	(36,268,735)	177,036,820	163,662,200

17.	LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potential dilutive instruments. The following is a reconciliation of the basic and diluted earnings per share computations for three months ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net loss attributable to China Shengda Packaging’ common stockholders	(63,595)	$(537,692)
Weighted average number of common shares outstanding – basic and diluted	38,790,811	38,790,811
Loss per share – basic and diluted	(0.00)	$(0.01)

18.	SUBSEQUENT EVENT

The Group has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events are identified that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of paper cartons and corrugating medium paper as of March 31, 2015 was approximately 765 million square meters and 150 thousand tons.

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

None.

First Quarter Financial Performance Highlights

The following are some financial highlights for the first quarter of 2015:

Revenues: Revenues increased by $5.6 million, or 17.5%, to $37.9 million for the three months ended March 31, 2015, from $32.3 million for the same period of last year.

Gross Profit: Gross profit increased by $0.9 million, or 21.1%, to $5.0 million for the three months ended March 31, 2015, from $4.1 million for the same period of last year.

Net loss attributable to common stockholders: Net loss attributed to stockholders decreased by $0.4 million, or 88.2%, to $0.1 million for the three months ended March 31, 2015, from $0.5 million for the same period of last year.

Basic and diluted net loss per share: Basic and diluted net loss per share was $0.00 for the three months ended March 31, 2015, compared with $0.01 for the same period last year.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014 (unaudited)

The following table sets forth key components of our results of operations during the three months ended March 31, 2015 and 2014, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$37,927,419	100.0%	$32,289,979	100.0%
Cost of goods sold	32,920,876	86.8%	28,156,680	87.2%
Gross profit	5,006,543	13.2%	4,133,299	12.8%
Operating expenses
Selling expenses	1,865,438	4.9%	1,849,929	5.7%
General and administrative expenses	3,217,461	8.5%	2,843,048	8.8%
Total operating expenses	5,082,899	13.4%	4,692,977	14.5%
Other income (expenses)
Interest income	123,162	0.3%	497,819	1.5%
Interest expense	(191,789)	(0.5)%	(323,685)	(1.0)%
Subsidy income	13,016	0.0%	-	0.0%
Other expenses	-	-	(641,445)	(2.0)%
Total other income (expenses)	(55,611)	(0.1)%	(467,311)	(1.4)%
Non-operating income (expense)	(121,891)	(0.3)%	116,086	0.4%
Loss before income tax expense and noncontrolling interest	(253,858)	(0.7)%	(910,903)	(2.8)%
Income tax benefit	(154,049)	(0.4)%	(327,083)	(1.0)%
Net loss	(99,809)	(0.3)%	(583,820)	(1.8)%
Net loss attributable to noncontrolling interest	(36,214)	(0.1)%	(46,128)	(0.1)%
Net loss attributable to common stockholders	$(63,595)	(0.2)%	$(537,692)	(1.7)%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues from external customers by segment were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

	Dollars	Dollars
Paper cartons and other paper products	$30,964,314	$26,117,558
Corrugating medium paper	8,487,324	9,341,891
Elimination of inter-segment transactions	(1,524,219)	(3,169,470)
Revenues	$37,927,419	$32,289,979

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products increased by $4.9 million, or 18.6%, to $31.0 million for the three months ended March 31, 2015, from $26.1 million for the same period in 2014. The average price was approximately $0.36 per square meter in the year ended March 31, 2015, as compared to $0.38 for the same period of 2014. Sales volume increased by 19.7 million square meters, or 29%, to 87.6 million square meters for the three months ended March 31, 2015, from 67.9 million square meters for the same period of 2014. The increased sales volume was mainly contributed by Shengda Zhongtian and Shengda Concept that starting operations in the first quarter of 2015.

For the three months ended March 31, 2015, color cartons accounted for 22.1% and flexo cartons accounted for 59.6% of our revenues, compared to 25.3% and 55.6%, respectively, for the same period of 2014. Average per square meter prices for our color cartons and flexo cartons for the three months ended March 31, 2015 were approximately $0.40 and $0.34, respectively, as compared to approximately $0.39 and $0.38, respectively, for the same period of 2014.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 19.6% and 21.8%, respectively, of our revenues for the three months ended March 31, 2015, compared to 22.1% and 21.2%, respectively, for the same period of 2014.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper were approximately $8.5 million for the period ended March 31, 2015, a decrease of $0.8 million, or 9.1% from $9.3 million for the same period in 2014. Sales volume of corrugating medium paper was approximately 24.3 thousand tons and the average price was approximately $349 per ton, as compared to 25.4 thousand tons and $368 respectively for the same period in 2014.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold from external customer by segment was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

	Dollars	Dollars
Paper cartons and other paper products	$25,153,020	$20,698,863
Corrugating medium paper	9,292,075	10,627,287
Elimination of inter-segment transactions	(1,524,219)	(3,169,470)
Cost of goods sold	$32,920,876	$28,156,680

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products increased by $4.5 million, or 21.5%, to $25.2 million for the three months ended March 31, 2015, from $20.7 million for the same period of 2014. The increase was mainly attributable to the increased sales volume. Average cost of goods sold per square meter for the three months ended March 31, 2015 was approximately $0.29, which was $0.31 for the same period of 2014. Management will keep monitoring for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper decreased by $1.3 million, or 12.6%, to $9.3 million for the period ended March 31, 2015, from $10.6 million for the period ended March 31, 2014. Sales volume of corrugating medium paper was approximately 24.3 thousand tons and the average cost was approximately $382 per ton for the period ended March 31, 2015, as compared to 25.4 thousand tons and $419, respectively, for the same period in 2014. The high average per ton cost in the same period in 2014 was mainly attributable to the high consumption of material and energy in the pilot phase of the paper mill production. Management will keep monitoring for cost control.

Gross profit

Gross profit by segment was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

	Dollars	Dollars
Paper cartons and other paper products	$5,811,294	$5,418,695
Corrugating medium paper	(804,751)	(1,285,396)
Gross profit	$5,006,543	$4,133,299

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products increased by $0.4 million, or 7.2%, to $5.8 million for the three months ended March 31, 2015, from $5.4 million for the same period of 2014. Gross profit of flexo cartons increased by 0.4 million, or 11.9%, to $4.1 million for the three months ended March 31, 2015, from $3.7 million for the same period of 2014. Gross profit of color cartons was $1.7 million for the three months ended March 31, 2015, which was nearly the same as for the same period of 2014. The increase in our gross profit of paper cartons and other paper products was mainly due to increased revenues of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 18.8 % for the three months ended March 31, 2015, as compared to 20.7% for the same period of 2014.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $0.8 million for the three months ended March 31, 2015, as compared to negative $1.3 million for the same period in 2014. The increase of the gross profit was mainly due to economical scale effect along with reduction of the raw material consumption. Management will keep streamlining the manufacture process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses were about $1.9 million, which was nearly the same as for the same period of 2014. As a percentage of revenues, selling expenses for the three months ended March 31, 2015 was 4.9%, compared with 5.7% for the same period of 2014.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.4 million, or 13.2%, to $3.2 million for the three months ended March 31, 2015, from $2.8 million for the same period of 2014. The increase resulted mainly from the increased staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 2015 was 8.5%, as compared to 8.8% for the same period of 2014.

Net loss attributable to common stockholders. As a result of the cumulative effect of the above factors, our net loss attributable to common stockholders decreased by $0.4 million, or 88.2%, to $0.1 million for the three months ended March 31, 2015, from $0.5 million for the same period of 2014.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of March 31, 2015, we had cash and cash equivalents of $8.0 million and restricted cash of $12.9 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(840,001)	$3,734,278
Net cash used in investing activities	(2,075,397)	(1,849,501)
Net cash provided by financing activities	-	964,060
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	34,393	(81,117)
Net increase (decrease) in cash and cash equivalents	(2,881,005)	2,767,720
Cash and cash equivalents at beginning of the period	10,909,547	6,569,495
Cash and cash equivalent at end of the period	$8,028,542	$9,337,215

Operating Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2015, as compared to $3.7 million net cash provided by operating activities for the same period of 2014. This was attributable to our net loss of $0.1 million, adjusted by depreciation and amortization expenses of $1.8 million, and a net decrease in cash from accounts and notes receivable of $2.0 million, and a net decrease in cash from other working capital items of $0.5 million.

Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2015, as compared to $1.8 million for the same period of 2014. The $2.1 million was mainly used for the purchases of property, plant and equipment, primarily related to the capital expenditure of Shengda Concept and Shengda Zhongtian.

Financing Activities

Net cash provided by financing activities was nil for the three months ended March 31, 2015, as compared to $1.0 million net cash provided by financing activities for the same period of 2014. During the three months ended March 31, 2015, we did not receive proceeds from loans or repay loans.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not sold any equity securities during the first quarter of 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the first quarter of 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May [*], 2015	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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