Form 10-Q/A
period 2015-03-31
China Shengda Packaging Group Inc.
filed 2015-05-26
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ]     No[X]

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,790,811

EXPLANATORY NOTE

China Shengda Packaging Group Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2015 to include the exhibits 31.1, 31.2, 32.1, and 32.2 dated as of May 15, 2015, the date the original Quarterly Report on Form 10-Q was filed. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original Quarterly Report on Form 10-Q.

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

Date: May 15, 2015	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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