Form 10-Q
period 2015-06-30
China Shengda Packaging Group Inc.
filed 2015-08-14
CIK 1421561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	7,758,168

CHINA SHENGDA PACKAGING GROUP INC.

Quarterly Report on Form 10-Q
Period Ended June 30, 2015

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA SHENGDA PACKAGING GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Income	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 - F-22

CHINA SHENGDA PACKAGING GROUP INC.

Consolidated Financial Statements

June 30, 2015
(Unaudited)

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US$)

	June 30,	December 31,
ASSETS	2015	2014
Current assets	(Unaudited)
Cash and cash equivalents	$10,651,972	$10,909,547
Restricted cash	12,659,820	13,764,420
Accounts and notes receivable, net	43,968,476	40,385,615
Inventories	22,043,281	16,197,839
Prepayments and other receivables	3,750,134	1,714,052
Amount due from related parties	230,098	51,093
Deductible value added tax payable	865,139	867,869
Total current assets	94,168,920	83,890,435

Non-current assets
Property, plant and equipment, net	76,001,975	72,274,052
Land use right	11,624,648	11,650,850
Deferred tax assets	3,945,552	2,965,241
Goodwill	182,036	180,373
Total assets	$185,923,131	$170,960,951

LIABILITIES AND EQUITY
Current liabilities
Accounts and notes payable	$50,689,405	$41,954,268
Amounts due to related parties	3,554,905	2,961,704
Accrued expenses and other payables	4,743,444	2,964,988
Taxes payable	1,619,446	1,826,922
Short-term loans	3,500,000	3,500,000
Current portion of long-term loans	4,500,000	-
Total current liabilities	68,607,200	53,207,882

Non-current liabilities
Long-term loans	-	4,500,000
Total liabilities	$68,607,200	$57,707,882

Commitment and contingencies
Equity
Stockholders’ equity

Common stock (US$0.001 par value, 38,000,000 shares authorized, 7,758,168 shares issued and outstanding at June 30, 2015 and December 31, 2014) (1)	7,758	7,758
Additional paid-in capital	43,067,497	43,067,497
Appropriated retained earnings	8,713,159	8,293,281
Unappropriated retained earnings	49,535,257	49,894,124
Accumulated other comprehensive income	12,834,475	11,778,550
Total equity for stockholders of China Shengda Packaging	114,158,146	113,041,210
Noncontrolling interest	3,157,785	211,859
Total equity	117,315,931	113,253,069
Total liabilities and equity	$185,923,131	$170,960,951

(1) All per share amounts and shares outstanding for all periods have been retroactively restated to reflect China Shengda Packaging Group Inc.’s 1-for-5 reverse stock split, which was effect on May 18, 2015.

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(LOSS)
(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$39,703,201	$37,237,538	$77,630,620	$69,527,517
Cost of goods sold	34,374,054	30,742,764	67,294,930	58,899,444
Gross profit	5,329,147	6,494,774	10,335,690	10,628,073
Operating expenses
Selling expenses	1,523,667	1,614,033	3,389,105	3,463,962
General and administrative expenses	3,940,021	3,168,636	7,157,482	6,011,684
(Income) loss from disposal of property, plant and equipment	(87,538)	(5,104)	(87,538)	636,341
	5,376,150	4,777,565	10,459,049	10,111,987
Other income (expenses)
Interest income	87,237	43,623	210,399	541,442
Interest expense	(218,716)	(354,923)	(410,505)	(678,608)
Subsidy income	552	214,193	13,568	214,193
	(130,927)	(97,107)	(186,538)	77,027
Non-operating expense (income)
Non-operating expense (income)	2,108	55,040	123,999	(61,046)
	2,108	55,040	123,999	(61,046)
(Loss) income before income tax expense and noncontrolling interest	(180,038)	1,565,062	(433,896)	654,159

Income tax (benefit) expense	(132,196)	506,886	(286,245)	179,803
Net (loss) income	(47,842)	1,058,176	(147,651)	474,356
Less: net (loss) attributable to noncontrolling interest	(172,448)	(9,531)	(208,662)	(55,659)
Net income attributable to company’s common stockholders	$124,606	$1,067,707	$61,011	$530,015

Basic and diluted earnings per share (1)	$0.02	$0.14	$0.01	$0.07
Weighted-average number of shares outstanding - basic and diluted (1)	$7,758,168	$7,758,168	$7,758,168	$7,758,168

Comprehensive income:
Net (loss) income	(47,842)	1,058,176	(147,651)	474,356
Foreign currency translation adjustment	583,851	132,342	1,055,160	(884,446)
Comprehensive income (loss)	536,009	1,190,518	907,509	(410,090)
Less: comprehensive (loss) attributable to noncontrolling interest	(173,057)	(9,973)	(209,427)	(55,762)
	$709,066	$1,200,491	$1,116,936	$(354,328)

(1) All per share amounts and shares outstanding for all periods have been retroactively restated to reflect China Shengda Packaging Group Inc.’s 1-for-5 reverse stock split, which was effect on May 18, 2015.

See notes to the consolidated financial statements

CHINA SHENGDA PACKAGING GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in US$)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(147,651)	$474,356
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	3,740,846	3,913,433
Deferred tax	(949,492)	(726,504)
Change in operating assets and liabilities:
Restricted cash	1,227,000	(324,200)
Accounts and notes receivable	(3,192,096)	3,343,059
Inventories	(4,892,140)	(1,246,982)
Prepayments and other receivables	(1,644,438)	(1,316,122)
Accounts and notes payable	7,842,297	1,934,610
Amount due from(to) related party	385,946	(199,440)
Accrued expenses and other payables	1,671,235	244,698
Tax payables	(212,805)	1,102,166
Net cash provided by operating activities	3,828,702	7,199,074

Cash flows from investing activities
Purchase of property, plant and equipment	(4,463,668)	(2,565,687)
Proceeds from disposal of property, plant and equipment	278,120	175,615
Net cash (used in) investing activities	(4,185,548)	(2,390,072)

Cash flows from financing activities
Proceeds from short-term loans	3,500,000	10,998,480
Proceeds from long-term loans	-	4,497,226
Repayment of short-term loans	(3,500,000)	(10,187,980)
Repayment of long-term loans	-	(4,497,226)
Restricted cash	-	(2,690,860)
Net cash flows (used in) financing activities	-	(1,880,360)

Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	99,271	(46,752)
Net changes in cash and cash equivalents	(257,575)	2,881,890
Cash and cash equivalents, beginning of year	10,909,547	6,569,495
Cash and cash equivalents, end of year	$10,651,972	$9,451,385

Cash paid during the year for:
Interest paid	$385,786	$509,851
Income taxes paid	$392,621	$982,735

Non-cash financing transactions:
Property, plant and equipment and inventory injected by noncontrolling interest	$3,137,995	$-

1.	PRINCIPAL ACTIVITIES AND ORGANIZATION

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

On April 8, 2010, the Company completed a reverse acquisition transaction through a share exchange with Evercharm and its sole shareholder, Shengda (Hangzhou) Holdings Limited (“Shengda Holdings”), whereby China Shengda Packaging acquired 100% of the issued and outstanding capital stock of Evercharm, in exchange for 5,520,000 shares of China Shengda Packaging’s common stock, which constituted 92% of its issued and outstanding shares on a fully-diluted basis of China Shengda Packaging immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Evercharm became China Shengda Packaging’s wholly-owned subsidiary and Shengda Holdings, the former shareholder of Evercharm, became China Shengda Packaging’s controlling stockholder. The share exchange transaction with Evercharm was treated as a reverse acquisition, with Evercharm as the accounting acquirer and China Shengda Packaging as the acquired party.

On April 29, 2010, the Company completed a private placement of shares of its common stock with a group of accredited investors. Pursuant to a securities purchase agreement with the investors, the Company issued to the investors an aggregate of 291,262 shares at a price per share of US$17.15 for US$5 million. Net proceeds after deducting offering costs were approximately US$4.0 million.

On December 10, 2010, the Company completed a public offering and issued an aggregate of 1,600,000 shares at a price per share of US$20.0 for US$32 million. Net proceeds after deducting offering costs were approximately US$29.7 million.

Evercharm was incorporated in British Virgin Islands (“BVI”) on September 15, 2004, and is a holding company without any operations.

Great Shengda, Evercharm’s wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, People’s Republic of China(“PRC”) on November 22, 2004. Its registered capital was US$44 million as of June 30, 2015. Great Shengda is engaged in manufacturing and processing corrugated paper cartons and paperboard and package decoration printing and selling.

Shengda Color, Great Shengda’s100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on August 8, 2005 with registered capital of RMB10 million. Shengda Color is engaged in the manufacturing and sale of paper cartons and paperboard, as well as the research and development of paper packing technology.

Hangzhou Shengming, 75% held by Shengda Color and 25% held by Evercham, was incorporated in Hangzhou city, Zhejiang province, PRC on December 28, 2006 with registered capital of US$15 million. It is engaged in the manufacturing and sale of paper cartons and paperboard, as well as the research and development of paper packing technology.

Suzhou AA was incorporated in Suzhou city, Jiangsu province, PRC on June 22, 2010, with registered capital amounting to RMB1.89 million. It is engaged in manufacturing and sales of paper products. On August 12, 2010, Great Shengda acquired 100% equity interest of Suzhou AA from its original shareholders, for cash consideration amounting to RMB3 million (US$0.44 million).

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

Shengda Concept, Great Shengda’s 100% wholly-owned subsidiary, was incorporated in Yangcheng city, Jiangsu province, PRC on June 16, 2014, with registered capital of RMB30.95 million. Shengda Concept is engaged in the manufacturing and sale of paper cartons and paperboard as well as the research development of paper packing technology.

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

Xiaosheng, Shuangsheng’s 100% wholly-owned subsidiary, was incorporated in Hangzhou city, Zhejiang province, PRC on December 15, 2014, with registered capital of RMB38 million with actually invested capital of nil. Xiaosheng is engaged in the sale of corrugating medium paper. It was at the development stage as of June 30, 2015.

On May 18, 2015, China Shengda Packaging effected a one for five reverse stock split (the “Reverse Spilt”). The principal effect of the Reverse Split was to decrease the number of outstanding shares of each of China Shengda Packaging’s common shares. All per share amounts and shares outstanding for all the periods have been retroactively restated to reflect the Reverse Split.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated interim financial information as of June 30, 2015 and for the six-month periods ended June 30, 2015 and 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and notes disclosures, which are normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have not been included. The consolidated interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations and cash flows for the six-month periods ended June 30, 2015 and 2014, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Restricted cash represents the deposits held as compensating balances against banks’ acceptances issued, loans borrowed.

(e)	Accounts and notes receivable, net

Accounts receivable are recognized and carried at original sales amounts less an allowance for uncollectible accounts, as needed.

Accounts receivable are reviewed periodically as to whether they are past due based on contractual terms and their carrying value has become impaired. An allowance for doubtful accounts is recorded in the period in which loss is determined to be probable based on an assessment of specific evidence indicating doubtful collection, historical experience, account balance aging and prevailing economic conditions. Accounts receivable balances are written off after all collection efforts have been exhausted. No significant account receivable balance was written off as of June 30, 2015 and December 31, 2014.

Notes receivable represent banks’ acceptances that have been arranged with third-party financial institutions by certain customers to settle their purchases from us. These banks’ acceptances are non-interest bearing and are collectible within six months. Such sales and purchasing arrangements are consistent with industry practices in the PRC.

There were no outstanding amounts from customers that individually represent greater than 10% of the total balance of accounts receivable as of June 30, 2015 and December 31, 2014.

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

No value was written down for the inventories as of June 30, 2015 and December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, the statutory reserve recorded by the Company’s subsidiaries incorporated in the PRC amounted to US$8,713,159 and US$8,293,281, respectively.

As of June 30, 2015 and December 31, 2014, the statutory reserve balances of Great Shengda, Hangzhou Shengming, Shengda Color, Suzhou AA, Shuangsheng, Shengda Concept, Shengda Zhongtian and Xiaosheng accounted for approximately 16.2%, 15.6%, 50.0%, 36.1%, nil, nil, nil and nil of their registered capital. The future income of these subsidiaries will be subject to statutory reserve.

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

Research and development costs are expensed as incurred. These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to US$1,988,441 and US$2,120,541 were recorded in general and administrative expenses for six months ended June 30, 2015 and 2014, respectively, US$1,024,238 and US$1,209,083 were recorded in general and administrative expenses for three months ended June 30, 2015 and 2014, respectively.

(o)	Retirement and other postretirement benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, maternity insurance, work-related injury insurance and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately US$864,690 and US$685,789 for six months ended June 30, 2015 and 2014, respectively, US$473,256 and US$336,818 were recorded in general and administrative expenses for three months ended June 30, 2015 and 2014, respectively

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

The Company also periodically evaluates whether it has any uncertain tax positions requiring accounting recognition in its financial statements. Under applicable U.S. GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable U.S. GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. The Company's policy is to record interest and penalties on uncertain tax provisions as a component of its income tax expense. The Group did not have any interest and penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2015 and December 31, 2014.

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

In the period from January 1, 2015 to August 14, 2015, the FASB has issued ASU No. 2015-01 through ASU 2015-11, which are not expected to have a material impact on the consolidated financial statements upon adoption.

(u)	Concentration of Risks

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents and accounts and notes receivable. As of June 30, 2015 and December 31, 2014 substantially all of the Group’s cash and cash equivalents were deposited in financial institutions that management believes to be of high credit quality located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of Customers

There are no revenues from customers that individually represent greater than 10% of the total revenues during six-month period ended June 30, 2015 and 2014.

Concentration of Suppliers

The Company purchased its products from one major suppliers during the six months ended June 30, 2015, accounting for 12.76% of the total purchases, and there are no purchase from suppliers that individually represent greater than 10% of the total purchase during three months ended June 30, 2015. The Company purchased its products from three major suppliers during the six months ended June 30, 2014, accounting for 13.55%, 12.46% and 11.34% of the total purchases, and two major suppliers during the three months ended June 30, 2014, accounting for 20.68% and 11.80% of the total purchases.

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

3.	ACCOUNTS AND NOTES RECEIVABLE, NET

Accounts and notes receivable consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Accounts receivable	$37,542,359	$32,401,827
Notes receivable	6,426,117	7,983,788
	$43,968,476	$40,385,615

No allowance for doubtful amounts was provided as of June 30, 2015 and December 31, 2014.

4.	INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Raw materials	$16,094,813	$12,321,396
Finished goods	5,939,786	3,862,363
Work in process	8,682	14,080
	$22,043,281	$16,197,839

No value was written down for inventories as of June 30, 2015 and December 31, 2014.

5.	PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Prepayments	$3,141,053	$1,530,041
Other receivables	291,074	184,011
Prepaid expenses	318,007	-
	$3,750,134	$1,714,052

The prepayments were mainly paid to their suppliers in advance for raw materials purchased and for machinery purchased for new subsidiaries Shengda Concept and Shengda Zhongtian.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Buildings and improvements	$34,300,299	$27,890,275
Machinery	69,053,425	62,781,607
Office equipment and furnishing	1,092,573	968,721
Motor vehicles	1,823,398	1,470,979
Construction in progress	1,276,238	7,212,504
	107,545,933	100,324,086
Less: accumulated depreciation	(31,543,958)	(28,050,034)
	$76,001,975	$72,274,052

The Group recorded depreciation expenses of US$3,607,718 and US$3,684,097 for six months ended June 30, 2015 and 2014, US$1,896,503 and US$1,704,753 for three months ended June 30, 2015 and 2014, respectively.

The property, plant and equipment with net book value amounting to US$8,013,819 and US$8,404,050 were pledged as collateral for bank loans as of June 30, 2015 and December 31, 2014, respectively.

7.	LAND USE RIGHT

In October 2010, Great Shengda paid US$12,315,000(RMB75,000,000) to Shengda Group Jiangsu Shuangdeng Paper Industrial Co., Ltd. (“Shuangdeng Paper”), a related party of the Group, for the acquisition of the land use right, which is located in Yancheng city, Jiangsu province. The land use right, with 166,533 square meters in area, has a term of 50 years and will expire in December 2058. It was purchased for construction of paper manufacturing plants to expand the Group's business. The Group recorded amortization expense of US$133,128 and US$131,908 for six months ended June 30, 2015 and 2014, respectively. US$66,930 and US$65,425 for three months ended June 30, 2015 and 2014, respectively. However, the certificate of land use right is still awaiting the local government’s authorization.

	June 30,	December 31,
	2015	2014
	(Unaudited)
Land use right	$12,315,000	$12,202,500
Less: accumulated amortization	(690,352)	(551,650)
	$11,624,648	$11,650,850

The future amortization is as follows:

Year	Amount
2015	$133,617
2016	267,233
2017	267,233
2018	267,233
2019	267,233
2020 and thereafter	10,422,099
Total	$11,624,648

8.	LOANS

Short-term loans

Short-term loans consist of the following:

	June 30, 2015 (Unaudited)			December 31, 2014
Lender	Interest rate	Maturity date	Balance	Interest rate	Maturity date	Balance
Bank of China	Libor+1.9%[1]	Jun. 1, 2016	$3,500,000	Libor+2.7%[1]	Jun. 3, 2015	$3,500,000

Note 1 the effective interest rate was 2.67% and 2.93% as of June 30, 2015 and December 31, 2014, respectively.

The short-term loan was denominated in USD for working capital purposes, with weighted average balances of US$3,538,889 and US$10,480,111; with weighted average interest rates of 2.88% and 5.77% for six months ended June 30, 2015 and 2014, respectively; and with weighted average balances of US$3,576,923 and US$10,480,111; with weighted average interest rates of 2.84% and 5.85% for three months ended June 30, 2015 and 2014, respectively.

The Bank of China loans amounting to US$3,500,000 were guaranteed by Shengda Group Co., Limited (“SD Group”), a related party (Note 11), as of June 30, 2015.

Current portion of long-term loans

The current portion of long-term loans consist of the following:

	June 30, 2015 (Unaudited)					December 31,2014
		Maturity
Lender	Interest rate	date	Balance	Interest rate		Maturity date	Balance
Bank of China	Libor+2.3%[1]	Feb.17, 2016	$4,500,000		$		-

Note 1 the effective interest rate was 3.07% as of June 30, 2015.

The current portion of long-term loans was denominated in USD for working capital purposes, with weighted average balances of US$3,075,000 and US$1,466,851, with weighted average interest rates of 3.27% and 4.05% for six months ended June 30, 2015 and 2014, respectively; and with weighted average balances of US$4,500,000 and nil; with weighted average interest rates of 3.27% and nil for three months ended June 30, 2015 and 2014, respectively.

The loan was pledged with restricted cash amounting to US$5,000,040 as of June 30, 2015.

Long-term loans

Long-term loans consist of the following:

	June 30, 2015 (Unaudited)				December 31,2014
		Maturity
Lender	Interest rate	date	Balance	Interest rate	Maturity date	Balance
Bank of China			$-	Libor+2.3%[1]	Feb.17, 2016	$4,500,000

Note 1 the effective interest rate was 3.27% as of December 31, 2014.

The long term loan was denominated in USD for working capital purpose, with weighted average balances of US$1,425,000 and US$3,082,873, with weighted average interest rates of 3.27% and 3.27% for six months ended June 30, 2015 and 2014, respectively; and with weighted average balances of nil and US$4,500,000, with weighted average interest rates of nil and 3.27% for three months ended June 30, 2015 and 2014, respectively

The following table summarizes the unused lines of credit:

		June 30, 2015 (Unaudited)				December 31, 2014
	Starting	Maturity	Facility	Unused	Starting	Maturity	Facility	Unused
Lender	date	date	amount	facility	date	date	amount	facility
Bank of China	Oct.8, 2014	Sep.21, 2015	$13,136,000	$7,419,300	Oct.8, 2014	Sep.21, 2015	$13,016,000	$6,262,000
Industrial and Commercial Bank of China	Dec.17, 2014	Dec.14, 2016	9,031,000	7,389,000	Dec.17, 2014	Dec.14, 2016	8,948,500	8,135,000
Jiangsu Sheyang Rural Commercial Bank	Mar.25, 2013	Mar.24, 2016	3,284,000	3,284,000	Mar.25, 2013	Mar.24, 2016	3,254,000	3,254,000
Jiangsu Sheyang Rural Commercial Bank	Dec.30, 2013	Dec.20, 2016	3,284,000	3,284,000	Dec.30, 2013	Dec.20, 2016	3,254,000	3,254,000
Total			$28,735,000	$21,376,300			$28,472,500	$20,905,000

The facilities of Bank of China and Industrial and Commercial Bank of China were guaranteed by SD Group, a related party, for working capital and general corporate purposes (Note 11).

The facility of Jiangsu Sheyang Rural Commercial Bank was pledged with Shuangsheng’s property and guaranteed by Great Shengda. All the unused facilities can be withdrawn upon demand.

9.	ACCOUNTS AND NOTES PAYABLE

Accounts and notes payable consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Notes payable	$15,270,600	$17,571,600
Accounts payable	35,418,805	24,382,668
	$50,689,405	$41,954,268

The notes payable were issued by the Great Shengda to their suppliers for raw materials purchased. All the notes payable were bank accepted notes payable without interest and due within six months. They are pledged with restricted cash amounting to US$7,635,300 and US$8,785,800 as of June 30, 2015 and December 31, 2014, respectively. The notes payable from Bank of China, Industrial and Commercial Bank of China and Agriculture Bank of China were guaranteed by SD Group (Note 11).

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables as of the end of the periods presented consist of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Advance from customers	$1,135,417	$875,352
Payroll and welfare payable	1,409,978	1,083,186
Other payables	676,240	597,884
Accrued expenses	1,521,809	408,566
	$4,743,444	$2,964,988

11.	RELATED PARTY TRANSACTION

Related party balances are as follows:

		June 30,	December 31,
Related parties	Relationship	2015	2014
Amounts due from related parties		(Unaudited)
Shuangdeng Paper	Controlled by the same ultimate stockholders	$53,096	$46,825
Shengda Xiang Wei Chemical Co., Limited(“Shengda Xiang Wei”)	Controlled by the same ultimate stockholders	4,592	4,268
Zhejiang Shuangsheng Logistic Company Limited(“Shuangsheng Logistic”)	Controlled by the same ultimate stockholders	49,260	-
SD Group	Controlled by the same ultimate stockholders	123,150	-
		$230,098	$51,093

Amounts due to related parties
Shuang Ke Da	Controlled by the same ultimate stockholders	$296,191	$442,285
Shuangdeng Paper	Controlled by the same ultimate stockholders	2,351,860	2,040,435
Shuangsheng Logistic	Controlled by the same ultimate stockholders	1,425	2,420
Hangzhou New Shengda Investment Limited (“New Shengda”)	Controlled by the same ultimate stockholders	576,097	466,395
Yancheng Zhaosheng Shiye Co., Ltd (“Yancheng Zhaosheng”)	Controlled by the same ultimate stockholders	30,788	10,169
Chengxin Packaging	Noncontrolling interest	298,544	-
		$3,554,905	$2,961,704

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

Significant related party transactions are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Related parties	Relationship	2015	2014	2015	2014
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Lease from related parties

Hangzhou New Shengda Investment Limited	Controlled by the same ultimate stockholders	$148,050	$144,720	$294,480	$291,780
Zhejiang Shuang Ke Da Weaving Co., Ltd	Controlled by the same ultimate stockholders	83,895	67,536	166,872	136,164
Yancheng Zhaosheng	Controlled by the same ultimate stockholders	10,281	-	20,450	-
Chengxin Packaging	Noncontrolling interest	155,797	-	309,890	-
Shengda Group	Controlled by the same ultimate stockholders	102,813	100,500	204,500	202,625
		$500,836	$312,756	$996,192	$630,569

Transportation service from related party
Shuangsheng Logistic	Controlled by the same ultimate stockholders	$262,631	$127,133	$458,807	$202,644

Sales to related parties
Shuangdeng Paper	Controlled by the same ultimate stockholders	$19,062	$77,956	$46,008	$164,845

Shengda Xiang Wei	Controlled by the same ultimate stockholders	20,434	10,215	42,119	58,918
		$39,496	$88,171	$88,127	$223,763

Purchase of steam from related party
Shuangdeng Paper	Controlled by the same ultimate stockholders	$1,727,172	$390,456	$2,591,399	$651,806

Purchase of water and electricity from related party

Shuang Ke Da	Controlled by the same ultimate stockholders	$356,251	$367,538	$684,808	$687,585
Chengxin Packaging	Noncontrolling interest	4,642	-	45,240	-
		$360,893	$367,538	$730,048	$687,585
Purchase of fixed assets from related party
Shuang Ke Da	Controlled by the same ultimate stockholders	$25,508	$-	$59,899	$-

Purchase of raw material from related party
Chengxin Packaging	Noncontrolling interest	$2,531	$-	$460,058	$-

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

SD Group also entered into debt guarantee contracts with Agriculture Bank of China, under which SD Group agreed to act as guarantor for bank accepted notes payable amounting to US$7,553,200 borrowed by Great Shengda (Note 9).

12.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of dividends from its PRC subsidiaries. As described in Note 2(l), the net income of the Company’s PRC subsidiaries is distributable only after sufficient appropriation of reserves.

Amounts restricted include paid-in capital and reserve funds of the Company’s PRC subsidiaries as determined pursuant to the PRC accounting standards and regulations, totaling approximately US$51,788,414 and US$51,368,536 as of June 30, 2015 and December 31, 2014, respectively.

13.	NONCONTROLLING INTEREST

The movement of noncontrolling interest is as follows:

Beginning balance as of December 31, 2014	$211,859
noncontrolling interest contribution	3,155,353
Net loss attributable to noncontrolling interest	(208,662)
OCI attributable to noncontrolling interest	(765)
Ending balance as of June 30, 2015 (Unaudited)	$3,157,785

The noncontrolling interest contribution of $3,155,353 represented the estimated fair value of property, plant and equipment and inventory injected by Chengxin Packaging, a third party, which takes up 45% of Shengda Zhongtian, a joint venture with registered capital of RMB42.86 million.

14.	TAXATION

Taxes payable are composed of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)
VAT payable	$666,525	$1,227,056
Income tax payable	692,409	400,163
Other taxes payable	260,512	199,703
	$1,619,446	$1,826,922

The Company and its consolidated entities each file tax returns separately.

1)	VAT

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

The deductible value added tax payable represents the VAT already paid or borne exceeded the VAT required to pay, amounting to US$865,139 and US$867,869 as of June 30, 2015 and December 31, 2014, respectively. The deductible VAT will be used to offset future VAT required to pay.

2)	Income tax

United States

China Shengda Packaging is subject to United States tax at a tax rate of 34%. In six months ended June 30, 2015 and the year ended December 31, 2014, the Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings as they will be permanently reinvested in foreign operations.

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

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax
at statutory tax rate	$(54,813)	$748,663	$(126,846)	$487,359
Effect of preferential rate	(77,383)	(244,836)	(159,399)	(310,615)
Others	-	3,059	-	3,059
Effective enterprise income tax	$(132,196)	$506,886	$(286,245)	$179,803

The significant components of income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current tax expenses	$372,793	$737,809	$663,247	$906,307
Deferred tax benefits	(504,989)	(230,923)	(949,492)	(726,504)
Income tax (benefit) expenses	$(132,196)	$506,886	$(286,245)	$179,803

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Net operating loss carried forward	$3,756,519	$2,744,172
Effect of deductible temporary differences between assigned value of property, plant and equipment and their tax bases in a business combination	189,033	221,069
Total Deferred tax assets	$3,945,552	$2,965,241

Shuangsheng, one of the Group's subsidiaries, incurred a pretax loss of approximately US$14.1 million as of June 30, 2015 since its paper mill officially went into production in June 2013. The net operating loss carry forwards will expire if unused in the years ending December 31, 2018 through 2020.

Shengda Concept and Shengda Zhongtian, which officially went into production in first quarter of 2015, incurred a pretax loss of approximately US$0.4 and US$0.6 million as of June 30, 2015, respectively. The net operating loss carry forwards will expire if unused in the year ending December 31, 2020.

15.	COMMITMENTS AND CONTINGENCIES

The Group has entered into operating lease agreements for land, offices and plants. The estimated annual rental expense for lease commitment is as follows:

Year	Amount
2015	$1,172,999
2016	663,102
2017	683,942
2018	684,258
2019 and thereafter	4,758,700
Total	$7,963,001

As of June 30, 2015, material capital commitment under non-cancellable equipment construction and factory construction contracts is US$588,029.

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations.

The Group did not identify any contingency as of June 30, 2015 and December 31, 2014.

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

	Paper cartons and other paper products		Corrugating medium paper		Elimination of inter-segment		Total
	Six Months ended June 30		Six Months ended June 30		Six Months ended June 30		Six Months ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$60,770,077	$56,018,419	$21,789,013	$20,081,425	$(4,928,470)	$(6,572,327)	$77,630,620	$69,527,517
Depreciation & amortization	2,053,493	2,078,887	1,687,353	1,834,546	-	-	3,740,846	3,913,433
Interest revenue	210,243	540,693	156	749	-	-	210,399	541,442
Interest expense	137,695	297,643	272,810	380,965	-	-	410,505	678,608
Income tax expense (benefit)	465,767	938,218	(752,012)	(758,415)	-	-	(286,245)	179,803
Net income (loss)	2,108,384	2,881,509	(2,256,035)	(2,407,153)	-	-	(147,651)	474,356
Capital expenditure	3,597,638	1,049,178	778,492	2,152,850	-	-	4,376,130	3,202,028
Total assets	139,076,805	131,085,119	69,014,263	52,962,088	(22,167,937)	(17,218,454)	185,923,131	166,828,753

	Paper cartons and other paper products		Corrugating medium paper		Elimination of inter-segment		Total
	Three Months ended June 30		Three Months ended June 30		Three Months ended June 30		Three Months ended June 30
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$29,805,763	$29,900,861	$13,301,689	$10,739,534	$(3,404,251)	$(3,402,857)	$39,703,201	$37,237,538
Depreciation & amortization	1,061,686	1,018,699	849,044	795,747	-	-	1,910,730	1,814,446
Interest revenue	87,236	42,874	1	749	-	-	87,237	43,623
Interest expense	72,511	144,010	146,205	210,913	-	-	218,716	354,923
Income tax expense (benefit)	201,006	752,766	(333,202)	(245,880)	-	-	(132,196)	506,886
Net income (loss)	951,763	1,861,241	(999,605)	(803,065)	-	-	(47,842)	1,058,176
Capital expenditure	1,937,518	696,395	363,215	479,110	-	-	2,300,733	1,175,505
Total assets	139,076,805	131,085,119	69,014,263	52,962,088	(22,167,937)	(17,218,454)	185,923,131	166,828,753

17.	EARNINGS PER SHARE

Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. There were no potential dilutive instruments. The following is a reconciliation of the basic and diluted earnings per share computations for three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income attributable to Company’s common stockholders	$124,606	$1,067,707	$61,011	$530,015
Weighted average number of common shares outstanding – basic and diluted (1)	7,758,168	7,758,168	7,758,168	7,758,168
Earnings per share – basic and diluted (1)	$0.02	$0.14	0.01	$0.07

(1) All per share amounts and shares outstanding for all periods have been retroactively restated to reflect China Shengda Packaging Group Inc.’s 1-for-5 reverse stock split, which was effect on May 18, 2015.

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

•	“Evercharm” are to Evercharm Holdings Limited, a BVI company;
•	“Great Shengda” are to Zhejiang Great Shengda Packaging Co., Ltd., a PRC company;
•	“Shengda Color” are to Zhejiang Shengda Color Pre-printing Co., Ltd., a PRC company;
•	“Hangzhou Shengming” are to Hangzhou Shengming Paper Co., Ltd., a PRC company;
•	“Suzhou AA” are to Suzhou Asian & American Paper Products Co., Ltd., a PRC company;
•	“Shuangsheng” are to Jiangsu Shuangsheng Paper Technology Development Co., Ltd., a PRC company;
•	“Shengda Concept” are to Jiangsu Great Shengda Concept Packaging Development Co., Ltd., a PRC company;
•	“Shengda Zhongtian” are to Chengdu Shengda Zhongtian Packaging Co., Ltd., a PRC company;
•	“Xiaosheng” are to Hangzhou Xiaoshan Xiaosheng Paper Co., Ltd., a PRC company;
•	“SD Group” are to Shengda Group Co., Ltd.;
•	“BVI” are to the British Virgin Islands;
•	“PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
•	“YRD” are to Yangtze River Delta Economic Zone, which includes Shanghai, Zheijiang Province and Jiangsu Province;
•	“SEC” are to the Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“Renminbi” and “RMB” are to the legal currency of China; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are a leading paper packaging company in China. We are principally engaged in the design, manufacturing and sale of flexo-printed and color-printed corrugated paper cartons in a variety of sizes and strengths. We also manufacture corrugated paperboards and corrugating medium paper, which are used for the production of flexo-printed and color-printed cartons.

We provide paper packaging solutions to a wide variety of industries, including food, beverage, cigarette, household appliance, consumer electronics, pharmaceutical, chemical, machinery and other consumer or industrial sectors. Our major products are single-layer paper cartons for food, drinks and medicine, double-layer paper cartons for garments, chemicals, furniture, refrigerators and air-conditioners, and triple-layer paper cartons for electrical machinery, motorcycles and other heavy-duty products. Our maximum annual production capacity of paper cartons and corrugating medium paper as of June 30, 2015 was approximately 765 million square meters and 150 thousand tons.

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

Recent Development

On May 19, 2015, we filed a Certificate of Change (the “Certificate”) pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 with the Secretary of State of the State of Nevada to effect a reverse stock split (the “Reverse Split”) of the Company’s authorized and issued and outstanding common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of 1-for-5. The Certificate has the effect of amending the Company’s Articles of Incorporation. The Reverse Split was duly approved by the Board of Directors of the Company without shareholder approval, in accordance with the authority conferred by Section 78.207 of the NRS. The Reverse Split became effective at 4:30 pm Eastern Standard Time on May 18, 2015 (the “Effective Time”). As a result of the Reverse Split, the total number of issued and outstanding shares of Common Stock decreased from 38,790,811 to approximately 7.76 million, and the Company’s authorized shares of Common Stock simultaneously decreased from 190,000,000 to 38,000,000 shares.

Second quarter Financial Performance Highlights

The following are some financial highlights for the second quarter of 2015:

Revenues: Revenues increased by $2.5 million, or 6.6%, to $39.7 million for the three months ended June 30, 2015, from $37.2 million for the same period of last year.

Gross Profit: Gross profit decreased by $1.2 million, or 17.9%, to $5.3 million for the three months ended June 30, 2015, from $6.5 million for the same period of last year.

Net income attributable to common stockholders: Net income attributed to stockholders decreased by $1.0 million, or 88.3%, to $0.1 million for the three months ended June 30, 2015, from $1.1 million for the same period of last year.

Basic and diluted net income per share: Basic and diluted net income per share was $0.02 for the three months ended June 30, 2015, compared with $0.14 for the same period last year.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30 2014 (unaudited)

The following table sets forth key components of our results of operations during the three months ended June 30, 2015 and 2014, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$39,703,201	100.0%	$37,237,538	100.0%
Cost of goods sold	34,374,054	86.6%	30,742,764	82.6%
Gross profit	5,329,147	13.4%	6,494,774	17.4%
Operating expenses
Selling expenses	1,523,667	3.8%	1,614,033	4.3%
General and administrative expenses	3,940,021	9.9%	3,168,636	8.5%
(Income) from disposal of property, plant and equipment	(87,538)	(0.2% )	(5,104)	0.0%
Total operating expenses	5,376,150	13.5%	4,777,565	12.8%
Other income (expenses)
Interest income	87,237	0.2%	43,623	0.1%
Interest expense	(218,716)	(0.6)%	(354,923)	(1.0)%
Subsidy income	552	0.0%	214,193	0.6%
Total other (expenses)	(130,927)	(0.3)%	(97,107)	(0.3)%
Non-operating expense (income)	2,108	0.0%	55,040	0.1%
(Loss) income before income tax expense and noncontrolling interest	(180,038)	(0.5)%	1,565,062	4.2%
Income tax expense (benefit)	(132,196)	(0.3)%	506,886	1.4%
Net (loss) income	(47,842)	(0.1)%	1,058,176	2.8%
Net (loss) attributable to noncontrolling interest	(172,448)	(0.4)%	(9,531)	0.0%
Net income attributable to common stockholders	$124,606	0.3%	$1,067,707	2.9%

Revenues. We generate revenues from the sale of our paper cartons, corrugated paper and other paper products. Revenues by segment were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$29,805,763	$29,900,861
Corrugating medium paper	13,301,689	10,739,534
Elimination of inter-segment transactions	(3,404,251)	(3,402,857)
Revenues	$39,703,201	$37,237,538

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products decreased by $0.1 million, or 0.3%, to $29.8 million for the three months ended June 30, 2015, from $29.9 million for the same period in 2014. The average price per square meter was approximately $0.31 for the three months ended June 30, 2015, which was approximately $0.39 for the same period of 2014. Sales volume increased by 18.1 million square meters, or 23.4%, to 95.4 million square meters for the three months ended June 30, 2015, from 77.3 million square meters for the same period of 2014. The increased sales volume was mainly contributed by Shengda Zhongtian and Shengda Concept that started their operations in the first quarter of 2015.

For the three months ended June 30, 2015, color cartons accounted for 22.8% and flexo cartons accounted for 52.2% of our revenues of paper cartons and other paper products, compared to 24.3% and 56.0%, respectively, for the same period of 2014. Average per square meter prices for our color cartons and flexo cartons for the three months ended June 30, 2015 were approximately $0.39 and $0.29, respectively, as compared to approximately $0.39 and $0.38, respectively, for the same period of 2014.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 18.1% and 22.3%, respectively, of our revenues of paper cartons and other paper products for the three months ended June 30, 2015, compared to 21.0% and 19.1%, respectively, for the same period of 2014.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $2.6 million, or 23.8%, to $13.3 million for the period ended June 30, 2015, from $10.7 million for the same period in 2014. Sales volume of corrugating medium paper was approximately 37.8 thousand tons and the average price was approximately $352 per ton, as compared with 30.1 thousand tons and $356 for the same period in 2014 respectively.

Cost of goods sold. Our cost of goods sold is comprised of raw materials, labor cost (production-related workers), depreciation and amortization of production-related equipment, utilities consumption costs and overhead allocation. Cost of goods sold by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$24,053,026	$23,259,065
Corrugating medium paper	13,725,279	10,886,556
Elimination of inter-segment transactions	(3,404,251)	(3,402,857)
Cost of goods sold	$34,374,054	$30,742,764

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products increased by $0.8 million, or 3.4%, to $24.1 million for the three months ended June 30, 2015, from $23.3 million for the same period of 2014. The increase was mainly attributable to the increased sales volume. Average cost of goods sold per square meter for the three months ended June 30, 2015 decreased by $0.05, or 16.3%, to $0.25, from $0.30 per square for the same period of 2014. Management will keep monitoring for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $2.8 million, or 26.1%, to $13.7 million for the period ended June 30, 2015, from $10.9 million for the same period of 2014. Sales volume of corrugating medium paper was approximately 37.8 thousand tons and the average cost was approximately $363 per ton for the period ended June 30, 2015, as compared to 30.1 thousand tons and $361 respectively for the same period in 2014.

Gross profit. Gross profit by segment was as follows:

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$5,752,737	$6,641,796
Corrugating medium paper	(423,590)	(147,022)
Gross profit	$5,329,147	$6,494,774

Gross profit of paper cartons and other paper products

Gross profit of paper cartons and other paper products decreased by $0.8 million, or 13.4%, to $5.8 million for the three months ended June 30, 2015, from $6.6 million for the same period of 2014. Gross profit of flexo cartons decreased by 0.6 million, or 13.6%, to $3.9 million for the three months ended June 30, 2015, from $4.5 million for the same period of 2014. Gross profit of color cartons decreased by $0.2 million, or 12.9%, to $1.9 million for the three months ended June 30, 2015, from $2.1 million for the same period of 2014. The decrease in our gross profit of paper cartons and other paper products was mainly due to increased cost of goods sold of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 19.3% for the three months ended June 30, 2015, as compared to 22.2% for the same period of 2014.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $0.4 million for the three months ended June 30, 2015, compared with negative $0.1 million for the same period of 2014. The decrease of the gross profit was mainly due increased sales volume of corrugating medium paper with negative gross profit ratio. Management will keep streamlining the manufacturing process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses include freight, salary and benefits for sales and marketing personnel, travelling and marketing expenses. Our selling expenses decreased by $0.1 million, or 5.6%, to $1.5 million for the three months ended June 30, 2015, from $1.6 million for the same period of 2014. The decrease resulted mainly from the decreased marketing expenses. As a percentage of revenues, selling expenses for the three months ended June 30, 2015 decreased to 3.8%, from 4.3% for the same period of 2014.

General and administrative expenses. Our general and administrative expenses are comprised of research and development, or R&D, expense, salary and benefits for administrative personnel, rental fees, depreciation and amortization for equipment used other than for production and miscellaneous expenses unrelated to production. Our general and administrative expenses increased by $0.7 million, or 24.3%, to $3.9 million for the three months ended June 30, 2015, from $3.2 million for the same period of 2014. The increase resulted mainly from the increased staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 2015 increased to 9.9%, as compared to 8.5% for the same period of 2014.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $1.0 million, or 88.3%, to $0.1 million for the three months ended June 30, 2015, from $1.1 million for the same period of 2014.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014 (unaudited)

The following table sets forth key components of our results of operations during the six months ended June 30, 2015 and 2014, both in dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
		% of		% of
	Dollars	Revenues	Dollars	Revenues
Revenues	$77,630,620	100.0%	$69,527,517	100.0%
Cost of goods sold	67,294,930	86.7%	58,899,444	84.7%
Gross profit	10,335,690	13.3%	10,628,073	15.3%
Operating expenses
Selling expenses	3,389,105	4.4%	3,463,962	5.0%
General and administrative expenses	7,157,482	9.2%	6,011,684	8.6%
(Income) loss from disposal of property, plant and equipment	(87,538)	(0.1% )	636,341	0.9%
Total operating expenses	10,459,049	13.5%	10,111,987	14.5%
Other income (expenses)
Interest income	210,399	0.3%	541,442	0.8%
Interest expense	(410,505)	(0.5)%	(678,608)	(1.0)%
Subsidy income	13,568	0.0%	214,193	0.3%
Total other (expense) income	(186,538)	(0.2)%	77,027	0.1%
Non-operating expenses (income)	123,999	0.2%	(61,046)	(0.1)%
(Loss) income before income tax expense and noncontrolling interest	(433,896)	(0.6)%	654,159	0.9%
Income tax expense (benefit)	(286,245)	(0.4)%	179,803	0.3%
Net (loss) income	(147,651)	(0.2)%	474,356	0.7%
Net (loss) attributable to noncontrolling interest	(208,662)	(0.3)%	(55,659)	(0.1)%
Net income attributable to common stockholders	$61,011	0.1%	$530,015	0.8%

Revenues. Revenues by segment were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$60,770,077	$56,018,419
Corrugating medium paper	21,789,013	20,081,425
Elimination of inter-segment transactions	(4,928,470)	(6,572,327)
Revenues	$77,630,620	$69,527,517

Revenues of paper cartons and other paper products

Our revenues of paper cartons and other paper products increased by $4.8 million, or 8.5%, to $60.8 million for the six months ended June 30, 2015, from $56.0 million for the same period of 2014. The average price per square meter was approximately $0.33 for the six months ended June 30, 2015, compared with approximately $0.39 for the same period of 2012. Sales volume increased by 37.8 million square meters, or 26.0%, to 183.1 million square meters for the six months ended June 30, 2015, from 145.3 million square meters for the same period of 2014. The increased sales volume was mainly contributed by Shengda Zhongtian and Shengda Concept that started their operations in the first quarter of 2015.

For the six months ended June 30, 2015, color cartons accounted for 22.5% of our revenues and flexo cartons accounted for 55.8% of our revenues, compared to 24.8% and 55.8%, respectively, for the same period of 2014. Average per square meter prices for our color cartons and flexo cartons for the six months ended June 30, 2015 were approximately $0.39 and $0.31, respectively, as compared to approximately $0.39 and $0.38, respectively, for the same period of 2014.

Consumer and industrial goods manufacturing sectors are the principal markets we serve. Our major customers remained home appliances and electronics manufacturers and food, beverage and cigarette manufacturers in the YRD, which accounted for 18.8% and 22.0%, respectively, of our revenues for the six months ended June 30, 2015, compared to 21.5% and 20.0%, respectively, of our revenues in the six months ended June 30, 2014.

Revenues of corrugating medium paper

Our revenues of corrugating medium paper increased by $1.7 million, or 8.5%, to $21.8 million for the period ended June 30, 2015, from $20.1 million for the same period in 2014. Sales volume of corrugating medium paper was approximately 62.1 thousand tons and the average price was approximately $351 per ton, as compared with 55.5 thousand tons and $362 for the same period in 2014 respectively.

Cost of goods sold. Cost of goods sold by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$49,206,046	$43,957,928
Corrugating medium paper	23,017,354	21,513,843
Elimination of inter-segment transactions	(4,928,470)	(6,572,327)
Cost of goods sold	$67,294,930	$58,899,444

Cost of goods sold of paper cartons and other paper products

Our cost of goods sold of paper cartons and other paper products increased by $5.2 million, or 11.9%, to $49.2 million for the six months ended June 30, 2015, from $44.0 million for the same period of 2014. Average cost of goods sold per square meter for the six months ended June 30, 2015 was approximately $0.27, as compared to approximately $0.30 for the same period of 2014. Management will keep monitoring raw material prices for cost control.

Cost of goods sold of corrugating medium paper

Our cost of goods sold of corrugating medium paper increased by $1.5 million, or 7.0%, to $23.0 million for the period ended June 30, 2015, from $21.5 million for the same period of 2014. Sales volume of corrugating medium paper was approximately 62.1 thousand tons and the average cost was approximately $370 per ton for the period ended June 30, 2015, as compared to 55.5 thousand tons and $387 respectively for the same period in 2014. The high average per ton cost in the same period in 2014 was mainly attributable to the high consumption of material and energy in the pilot phase of the paper mill production. Management will keep monitoring for cost control.

Gross profit. Gross profit by segment was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

	Dollars	Dollars
Paper cartons and other paper products	$11,564,031	$12,060,491
Corrugating medium paper	(1,228,341)	(1,432,418)
Gross profit	$10,335,690	$10,628,073

Gross profit of paper cartons and other paper products

Our gross profit of paper cartons and other paper products decreased by $0.5 million, or 4.1%, to $11.6 million for the six months ended June 30, 2015, from $12.1 million for the same period of 2014. Gross profit from flexo cartons decreased by $0.2 million, or 2.1%, to $8.0 million for the six months ended June 30, 2015, from $8.2 million for the same period of 2014. Gross profit from color cartons decreased by $0.3 million, or 8.5%, to $3.6 million for the six months ended June 30, 2015, from $3.9 million for the same period of 2014. The decrease in our gross profit of paper cartons and other paper products was mainly due to increased cost of goods sold of paper cartons and other paper products as noted above. Gross profit as a percentage of revenues was 19.0% for the six months ended June 30, 2015, as compared to 21.5% for the same period of 2014.

Gross profit of corrugating medium paper

Gross profit of corrugating medium paper was negative $1.2 million for the six months ended June 30, 2015, compared with negative $1.4 million for the same period of 2014. The increase of the gross profit was mainly due to economical scale effect along with reduction of the raw material consumption. Management will keep streamlining the manufacturing process, improving products quality and reducing the raw material consumption and trying to increase the gross profit step by step.

Selling expenses. Our selling expenses decreased by $0.1 million, or 2.0%, to $3.4 million for the six months ended June 30, 2015, from $3.5 million for the same period of 2014. The decrease resulted mainly from the decreased marketing expenses. As a percentage of revenues, selling expenses for the six months ended June 30, 2015 decreased to 4.4%, from 5.0% for the same period of 2014.

General and administrative expenses. Our general and administrative expenses increased by $1.2 million, or 19.1%, to $7.2 million for the six months ended June 30, 2015, from $6.0 million for the same period of 2014. The increase resulted mainly from the increased staff costs, which includes salary, benefits, social insurance and other relevant staff expenses. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 2015 increased to 9.2%, as compared to 8.6% for the same period of 2014.

Net income attributable to common stockholders. As a result of the cumulative effect of the above factors, our net income attributable to common stockholders decreased by $0.4 million, or 88.5%, to $0.1 million for the six months ended June 30, 2015, from $0.5 million for the same period of 2014.

Liquidity and Capital Resources

Cash generated from our operations and borrowing capacity under our lines of credit are used as our primary source of liquidity. As of June 30, 2015, we had cash and cash equivalents of $10.7 million and restricted cash of $12.7 million. We anticipate that cash on hand, and cash generated from our operations will be sufficient to satisfy our obligations for at least the next 12 months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$3,828,702	$7,199,074
Net cash (used in) investing activities	(4,185,548)	(2,390,072)
Net cash (used in) financing activities	-	(1,880,360)
Effect of foreign currency exchange rate fluctuation on cash and cash equivalents	99,271	(46,752)
Net (decrease) increase in cash and cash equivalents	(257,575)	2,881,890
Cash and cash equivalents at beginning of the period	10,909,547	6,569,495
Cash and cash equivalent at end of the period	$10,651,972	$9,451,385

Operating Activities

Net cash used in operating activities was $3.8 million for the three months ended June 30, 2015, as compared to $7.2 million net cash provided by operating activities for the same period of 2014. This was attributable to our net loss of $0.1 million, adjusted by depreciation and amortization expenses of $3.7 million, and a net decrease in cash from accounts and notes receivable of $3.2 million, a net decrease in cash from inventories of $4.9 million, a net increase in cash from accounts and notes payable of $7.8 million and a net increase in cash from other working capital items of $0.5 million.

Investing Activities

Net cash used in investing activities was $4.2 million for the three months ended June 30, 2015, as compared to $2.4 million for the same period of 2014. The $4.2 million was mainly used for the purchases of property, plant and equipment, primarily related to the capital expenditure of Shuangsheng, Shengda Concept and Shengda Zhongtian.

Financing Activities

Net cash provided by financing activities was nil for the six months ended June 30, 2015, as compared to $1.9 million net cash provided by financing activities for the same period of 2014. During the six months ended June 30, 2014, we received proceeds from loans amounting to $3.5 million, and we repaid loans amounting to $3.5 million.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Daliang Teng and our Chief Financial Officer, Mr. Ken He, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, Messrs. Teng and He determined that our disclosure controls and procedures were effective.

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

We have not sold any equity securities during the second quarter of 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the second quarter of 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015	CHINA SHENGDA PACKAGING GROUP INC.

	By:	/s/ Daliang Teng
Daliang Teng, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ken He
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